Form 10-K
period 2010-12-31
Titan Holding Group, Inc.
filed 2011-03-29
CIK 1499197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number 333-168920

Titan Holding Group, Inc.
(Exact Name of Registrant as specified in its charter)
Florida	27-3079741
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

531 Airport North Office Park, Fort Wayne, Indiana 46825
(Address of principal executive offices) (Zip Code) Registrant’s Telephone number, including area code 260-490-9990

Securities registered under Section 12(b) of the Exchange Act:

Title of each class          Name of each exchange on which registered

None

N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0000001 par value

(Title of class)

Indicate by check mark the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

 (_)Yes (_) No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

 (_)Yes (_) No

Note - Checking the box above will not relieve any  registrant  required to file  reports  pursuant  to Section 13 or 15(d) of the  Exchange  Act from their obligations under those Sections.

Persons   who  respond  to   the   collection   of   information

contained    in   this   form   are   not   required   to   respond

 unless the form displays a current valid OMB control number.

Link to Table of Contents

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(X)Yes (_) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

(_)Yes (X) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

(_)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  (_)                                                                                         Accelerated filer (_)

Non-accelerated filer (_) (Do not check if a smaller company)                                Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

(_) Yes (X) No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.00

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

(_) Yes (_) No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

10,000,000 as of February 21, 2011, per Transfer Agent, Clear Trust LLC, 17961 Hunting Bow Circle, Suite 102, Lutz, FL 33558

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NONE

TITAN HOLDING GROUP, INC.

ANNUAL REPORT ON FORM 10-KSB

Fiscal Year Ended December 31, 2010

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Titan Holding Group, Inc. for the year ended December 31, 2010 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.  Our actual results could differ materially from those anticipated in these forward-looking statements.

Part 1.

Item 1. Business

We were originally incorporated on October 9, 2009 under the laws of the State of Florida as Freedom Formulations, LLC.  On July 20, 2010 Amended and Restated Articles of Incorporation were filed with the Florida Secretary of State converting the form of the company to a C corporation with par value of $.0000001 and the total authorized capital stock to 50,000,000,000 common shares.  Since inception, we have engaged in marketing KC 9000®.  We have office space at 531 Airport North Office Park, Fort Wayne, Indiana 46825.  THG currently only requires minimal office space.  In light of present economic circumstances, we have no plans for the need for expansion of corporate office space.

Our business is focused on the sale petroleum treatment products throughout the Midwest United States and principally the state of Kansas. We provide marketing of KC 9000® primarily to independent producers, refiners of petroleum products and other market participants. The market we serve, which begins at the point of oil production and extends to the point of distribution to the customer, is commonly referred to as the “midstream” market. We market petroleum treatment products to markets primarily in the Midwest, ensuring that our customers have consistent access to petroleum treatment products. Our strategically located sale efforts are well positioned to benefit from the continuing need for petroleum treatment products from areas of supply to areas of demand.  As we have engaged in limited business operations, we do not have any dependence on one or a few major customers.  Although the market for petroleum treatment products is highly competitive, we are not aware of any person or entity that has a product that performs like the principal product that we market, KC 9000®.

Titan Holding Group specializes in marketing KC 9000® that specifically show the ability to effectively reduce the viscosity of crude oil classified as heavy oil, (i.e. API gravity of less than 22) and reduces the amounts of water and solids from the crude oil prior to transportation to a refinery. To date, we have only chosen to market KC 9000®, a proprietary product owned by Freedom Energy Holdings, Inc.  Our company is an authorized seller of KC 9000® by agreement and we intend to continue marketing the product with the intention of generating revenue for the company.  KC 9000® is a proprietary blend of ingredients that has been shown to be very effective in the areas in which we are focusing, including reduction of viscosity of Heavy oil and the reduction of water and solids from the crude oil prior to transport.

The Company Our Statement of Organization:

We were incorporated in Florida on October 9, 2009, as Freedom Formulations, LLC. On July 20, 2010 the State of Florida accepted our Certificate of Conversion to convert the company from a Limited Liability Company to a Florida Profit Corporation. Our principal executive offices are located at 531 Airport North Office Park, Fort Wayne, Indiana 46825.  Our phone number is (260) 490-9990.

The Sales Representative Agreement entered into with Freedom Energy Holdings, Inc f/k/a Titan Holding Group, Inc in October 2009 was not assigned, but continued to be in effect as written by operation of law even though our corporate structure and name was changed in July 2010 from Freedom Formulations, LLC (a Florida limited liability company) to Titan Holding Group, Inc., a Florida corporation.

Our Business

Titan Holding Group specializes in marketing KC 9000® which specifically demonstrates the ability to effectively reduce the viscosity of crude oil classified as heavy oil, (i.e. API gravity of less than 22) and reduces the amounts of water and solids from the crude oil prior to transportation to a refinery. We are a development stage company with minimal revenues and limited operations and our auditor has expressed substantial doubt about our ability to continue as a going concern.

We have a very specific business plan that is focused around the marketing and sale, both domestically and internationally, of a proprietary technology known as KC 9000®, a crude oil treatment product.  KC 9000® is owned by Freedom Energy Holdings, Inc. (“Freedom Energy”) (FDMF), f/k/a Titan Holding Group, Inc. (CIK 0001386044), a Maryland corporation that is currently non-reporting and quoted on the Pink Sheets. Freedom Energy was formed in July 2005 and was also in the mortgage industry until December 2009 when it ceased all mortgage activity to focus on the development of its only product KC 9000®.

Freedom Energy acquired the rights to KC 9000® in November 2008 and immediately began to develop a marketing strategy. In early 2009, a strategic relationship was established between Freedom Energy and  Harcros Chemical, Kansas City, Kansas to manufacture the KC 9000®. Per the verbal agreement, Harcros agreed to manufacture the amount of KC 9000® requested on a just in time basis. Neither Freedom Energy nor Harcros Chemical maintains an inventory for immediate delivery. Historically, Harcros has required a two week lead time to produce the requested amount. All orders have been and are still processed by Freedom Energy directly with Harcros and then dropped shipped per instructions.

Freedom Energy Holdings, Inc. is focused on the exploitation of KC 9000® which is its only product. Freedom Energy describes KC 9000® as "The World's Answer to Heavy Oil" KC-9000® is a Micro-Emulsion developed to assist in the recovery and extraction of Heavy based hydrocarbons that are saturated with high metals and paraffin content. Extensive field and lab tests have proven KC 9000® to be effective at permanently reducing the viscosity of Heavy Oil at ambient temperatures.

Tests performed by Freedom Energy have shown that the KC 9000® Micro Emulsion acts in a two phase process. The unique chemical properties of the KC 9000® emulsifiers allow KC 9000® to fully integrate with the target subject material. Once allowed to remain dormant without any agitation, a de-emulsifying phase automatically takes place allowing the contaminants to drop to the bottom and the good oil to flow to the top of the containment tank. KC 9000® is a stable emulsion that is not effected by external forces, which renders it safe for the end user.

There are several variations of the base KC 9000® formula that permits KC 9000® to be applicable with the most viscous crude oils being produced today. KC 9000® has shown to permanently change oil viscosity therefore increasing the API gravity by removing most solids and heavy metals typically found in Heavy Oil and tank bottoms. KC 9000® is a new Heavy Oil technology for use in oil storage tank cleaning processes. By injecting KC 9000® directly into the tank port holes, the tank bottoms, with agitation, emulsifies into an easily extractable slurry, thus eliminating the much of the extensive labor time and costs. In most tank cleaning practices, physical entry into the storage tanks (cutting large holes in the sides) with small bulldozer type units creates a very time consuming and labor intensive process and liability.

Our director/shareholder, Brian Kistler, is CEO and a director of Freedom Energy and one of its many shareholders. Mr. Kistler, while marketing licensing agreements for KC 9000® for Freedom Energy Holdings, also markets KC 9000® for us to the end user. Titan Holding Group is currently the primary sales representative for Freedom Energy Holdings, Inc. and has produced the only KC 9000® sales for Freedom Energy Holdings, Inc. By the agreement all sales and licensing of KC 9000® will be channeled through Titan Holding so there is no conflict of interest of Mr. Kistler to either Freedom Energy or Titan Holding. As disclosed in Section 2.3 of the Sales Representative Agreement, Freedom Energy reserves the right to cancel said agreement at any time without notice to Titan Holding.

To date, we have only chosen to market KC 9000®, a proprietary product owned by Freedom Energy Holdings, Inc. Our company is an authorized seller of KC 9000® by agreement (the “Sales Representative Agreement”) and we intend to continue marketing the product with the intention of generating revenue for the company.  A copy of the Sales Representative Agreement is filed as an exhibit to the registration statement of which our prospectus form a part KC 9000® is a proprietary blend of ingredients that has been shown to be very effective in the areas in which we are focusing, including reduction of viscosity of Heavy oil and the reduction of water and solids from the crude oil prior to transport. The material terms of this Sales Representative Agreement are as follows:

1. Direct Sale from Freedom Energy Holdings, Inc f/k/a Titan Holding Group Inc. to third party Customer.

Ten percent (10%) of gross sales revenues from KC 9000® received by Freedom Energy from each specific customer per transaction for the life of the account. Until such gross revenues reach $50,000 per month Titan Holding will receive 100% of the profit over and above the manufacturing costs plus shipping payable on receipt of payment from customer.

2. Joint Ventures Between FEI and other sales representative

In the case of joint ventures between Freedom Energy and another third party intermediary formed to exploit KC 9000® in representatives territories 10% of the total Joint Venture sales of KC 9000® or its intellectual property, payable on receipt of payment from customer

3. Licensing of KC 9000® to another entity

For the sale of rights to KC 9000® under license for customer’s own use or resale and similar licensing arrangements in Titan’s territories, 10% of lump sum and 10% of continuing royalties for the life of the licensing agreement.

4. Payment: Commissions become payable on receipt of payment to Company from customer.

Thus far we have marketed primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest of the United States of America (the “U.S.”).THG has been doing business since inception October 9, 2009.  Originally formed to do any and all legal business, the intent of the corporation was to specialize in commercial marketing and sales activities of KC 9000® primarily to independent producers, refiners of petroleum products and other market participants. The market we serve, which begins at the point of oil production and extends to the point of distribution to the customer, is commonly referred to as the “midstream” market.  The President has been involved in the company since inception and is the founder.  We focus on geographic areas, products and price points where we believe there are significant demand for new crude oil treatment products and the potential for attractive returns to our company and investors. We currently are selling products primarily in Kansas. We do not consider our company to be a “blank check company” as such term is defined in Securities and Exchange Commission Rule 419, however we are a development stage company with minimal revenues and limited operations and our auditor has expressed substantial doubt about our ability to continue as a going concern. Our business plan does contemplate attempted growth through the acquisition of chemical companies that would complement our business plan. THG anticipates growth through the consolidation of small and mid-sized chemical distributors. Our management has designed an aggressive but straightforward strategy to transition THG to a full service chemical distributor with minimal risk to the existing operation.

We believe that our conduct to date evinces significant, bona fide business operations and a scenario that is wholly inapposite to any attempt to create the mere appearance of a specific business plan and effort to avoid the application of Rule 419.

We are focusing on markets that have generally been characterized as a result of strong crude oil production by independent oil production companies. Much of the oil production generated by these independent oil producers involves older oil fields that historically has been owned by the major oil companies and have produced a great deal of crude oil, but production has been abandoned or sold by the major oil companies in the United States as daily production of barrels of oil dropped. Kansas has been one of the states that have experienced a steady growth in oil production from such oil fields and is the present focus of our marketing efforts.  The U.S. Department of Energy divides the continental U.S. into five geographic regions called Petroleum Administration for Defense Districts, or PADDs. PADD II is the Midwest region of the U.S. PADD II is the second largest PADD in terms of refinery production. As a result of the flow of petroleum products across and throughout the Midwest region, we believe PADD II is an important crude oil production, logistics, and refining center.

Our general business strategy is to market such petroleum treatment products to markets primarily in the Midwest, ensuring that our customers have consistent access to petroleum treatment products. Our strategically located sale efforts are well positioned to benefit from the continuing need for petroleum treatment products from areas of supply to areas of demand.  We recognize that current market conditions are extremely challenging.  Accordingly, we have adapted our business plan and strategy with the goal of protecting liquidity, enhancing our balance sheet and positioning our Company for future growth when market conditions improve.  In connection with this strategy, we have adopted a conservative approach and our principal business strategy is to utilize our sales expertise to:

•

sell petroleum treatment products throughout the Midwest;

•

provide consistently reliable high-quality products;

•

aggressively manage operating costs to maintain and improve operating margins;

•

expand business by improving, enhancing and expanding sales, gaining new customers;

•

pursue complementary “bolt on” growth opportunities having acceptable risks and returns; and

•

generate consistent revenue, operating margins, earnings and cash flows.

In furtherance of this business plan, our company has incurred expenses associated with shipping KC 9000® to Kuwait for demonstration to the Kuwaiti royal family and Kuwait Oil Company (KOC) as well as Kuwait National Petroleum Company (KNPC), the oil companies controlled by the Kuwaiti royal family.  Our CEO, Brian Kistler, has traveled to Kuwait to provide a demonstration of KC 9000® to the Kuwaiti royal family and the aforementioned oil companies.  Additional international demonstrations of the KC 9000® product have been conducted by our CEO for Saudi Aramco in Saudi Arabia, and for private business entities in Dubai, United Arab Emirates, Budapest, Hungary and Vancouver, Canada.  Our CEO has also conducted domestic demonstrations of the KC 9000® product in Texas, Kansas, California, Oklahoma, Colorado, Kentucky and Indiana.  Pursuant to an invitation from British Petroleum officials, Our CEO conducted a demonstration of the KC 9000® product in New Orleans, Louisiana in response to the April 2010 Gulf of Mexico oil spill disaster. As a result of the demonstrations, we, along with Freedom Energy Holdings, Inc., submitted proposals to Plaquemines Parrish, Louisiana officials to assist with the cleanup of the marsh grasses affected by the oil spill. We are awaiting further notification if our assistance will be requested. To date, there have not been any sales consummated from any of the aforementioned demonstrations.

Additionally, our company has conducted testing at Blackstone Labs, in Fort Wayne, Indiana for the purpose of measuring the effectiveness of a variety of crude oil treatment products on crude oil. The purpose of the tests was to determine how well the various products performed at different temperatures and dosages in lowering viscosity of heavy crude oil from the United States, Canada, Mexico, Kuwait and Venezuela.  This activity was specifically intended to facilitate further development of KC 9000® and to generate additional revenues from sales. Our company is an authorized seller of KC 9000® and we intend to continue marketing the product with the intention of generating revenue for the company.  Notwithstanding our authorization to sell KC 9000®, we are able to offer crude oil treatment products made available by other non- related companies. To date, we have only chosen to market KC 9000®, and currently do not have any other selling agreements with any other company.

The following sections present an overview of our business segment, including information regarding the principal business and competitive strengths. Our results of operations and financial condition are subject to a variety of risks. For information regarding our key risk factors, see “Risk Factors.”

We conduct crude oil treatment marketing in Kansas to third party oil producers. Our business consists of one operation from the corporate headquarters. Our revenue is generated from sales of KC 9000®.

Our History

We were founded in October 2009 and are based in Fort Wayne, Indiana. During the period from October 2009 through December 2010, our revenue base grew through a series of projects. During this time period, we made sales of $10,371and spent approximately $51,237.

Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of various crude oil treatment projects. We also provided marketing of KC 9000® primarily to independent producers, refiners of petroleum products and other market participants

We currently conduct our marketing operations primarily in Kansas.

We have no long-term commitments in the form of leases or loans.

Link to Table of Contents

We do not have any off-balance-sheet arrangements.

How long can we satisfy our cash requirements and will we need to raise additional funds in the next 12 months?

Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this filing.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.

In the event we raise additional capital, we will be able to implement our expansion in accordance with our business plan.  We anticipate that we will use the funds raised to fund marketing activities and working capital.  Our failure to market and promote our products will harm our business and future financial performance.  If we are unable to expand our operations within the next twelve months, we will likely see a decrease in the ability of increasing our revenues.  We cannot guarantee that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then we may not be able to expand our operations.  If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses.  However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds.  We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes.  If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever.  None of our officers or directors is obligated to pay for our expenses.  Moreover, none of our officers has specifically agreed to pay our expenses should we need such assistance.

The implementation of our business strategy is estimated to take approximately 12-18 months.  Once we are able to secure funding, implementation will begin immediately.  We anticipate 30 days to be in a stage of full operational activity to gain additional clients. The major parts of the strategy to be immediately implemented will be the sales and marketing and office equipment and human resource procurement.

Our limited revenues have affected the Company directly.    Without a strong or known market demand, it was considered a risk to expand in any new geographical areas, since there was realistic probability that costs and overages would not be recovered upon completion and sales generated.

Summary of product research and development

We are not currently nor do we anticipate in the future to be conducting any research and development activities, other than the research to locate prime sales areas. However, Research and Development cost for the year ended December 31, 2010 was $900. This result is from laboratory testing services paid to Blackstone Labs, located in Fort Wayne, Indiana measuring the effectiveness of a variety of crude oil treatment products on crude oil. The purpose of the tests was to determine how well the various products performed at different temperatures and dosages in lowering viscosity of heavy crude oil from the United States, Canada, Mexico, Kuwait and Venezuela.

Marketing Plan

Our marketing initiatives will include:

(a)

utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and special interest magazines;

(b)

links to industry focused websites;

(c)

affiliated marketing and direct mail

(d)

presence at industry trade shows; and

(e)

promoting our services and attracting businesses through our proposed website

(f)

continue to nurture the relationships we have with our core customers that we have done business with

(g)

seek additional customers coming into the marketplace and create relationships with them

Industry Overview

We sell petroleum treatment products in Kansas. We provide marketing of KC 9000® primarily to independent producers, refiners of petroleum products and other market participants. The market we serve, which begins at the point of oil production and extends to the point of distribution to the customer, is commonly referred to as the “midstream” market.

The U.S. Department of Energy divides the continental U.S. into five geographic regions called Petroleum Administration for Defense Districts, or PADDs. PADD II is the Midwest region of the U.S. PADD II is the second largest PADD in terms of refinery production. As a result of the flow of petroleum products across and throughout the Midwest region, we believe PADD II is an important crude oil production, logistics, and refining center.

Link to Table of Contents

According to the Energy Information Administration (the “EIA”) data, in 2008, approximately 21%, or 3.7 million barrels per day (“Bpd”), of total U.S. daily refining capacity was in PADD II. Also, according to EIA, PADD II produces approximately 11% or 0.5 million Bpd of total U.S. daily crude oil production and imports approximately 11%, or 1.3 million Bpd of total U.S. daily imports.

PADD II refiners source crude oil from the Gulf Coast, Rocky Mountain, Canada’s Western Canadian Sedimentary Basin, which includes Alberta and parts of Saskatchewan to the East and British Columbia to the West, and major commodity hubs in the U.S. The production of petroleum products by PADD II refiners and processors historically has been less than the demand for petroleum products within that region with the shortfall being supplied via common carrier pipelines primarily from the Gulf Coast, Canada and, to a lesser extent, the Rocky Mountain and East Coast regions. Additional petroleum product supply is available via barge transport up the Mississippi River with significant deliveries into local markets along the Ohio River.

Increased Importance of Independents and Specialization

In the 1990s, the major oil companies began focusing primarily on large-scale oil projects. Until recently, this resulted in the major oil companies focusing more on foreign and deep-water exploration and production activities. As a result, they sold many of their North American integrated oil assets, including producing properties, proprietary transportation systems, storage and distribution networks and refineries to independent operators. Whereas the major oil companies typically owned and operated proprietary networks that handled every aspect of the production, refining, storage, transportation and marketing of petroleum products, independent operators have generally focused on a single activity. As a result, the North American market is increasingly characterized by independent oil producers and refiners that are generally without their own gathering, transportation, storage and distribution infrastructure. We focus on providing these services, using our asset base and distribution, processing and marketing expertise to provide independent operators with a stable source of supply and market access for their petroleum products.

Crude Oil Industry Overview

Refined petroleum products, such as jet fuel, gasoline and distillate fuel oil, are all sources of energy derived from crude oil. According to 2008 data compiled by the EIA, petroleum currently accounts for about 37% of the nation’s total annual energy consumption of 99.3 quadrillion British thermal units (“Btu”). Growth in petroleum consumption is expected to keep pace with growth in overall energy consumption over the next 20 to 25 years. The EIA expects U.S. annual petroleum consumption to grow 2.6% from 38.35 quadrillion Btu in 2008 to 39.36 quadrillion Btu in 2020, with an additional 4.2% increase in 2030 to 41.08 quadrillion Btu. Our U.S. crude oil business operates primarily in Kansas, where there are extensive crude oil production operations and our sales extend from gathering systems in and around producing fields.

Global Petroleum Products Storage Industry

Storage for crude oil is critical to the global economy. Fluctuations in demand for crude oil combined with changing flows of petroleum product production and refining capacity means storage is necessary to balance demand. Additionally, supply and demand disruptions due to weather, industry upsets, political tensions and terrorism have forced all industry participants to understand the significance that access to and availability of storage will have over the future years.

The independent storage industry is experiencing particularly strong demand for its services from major oil companies, oil traders and strategic storage agencies (government entities that store fuel to protect against significant fluctuations in supply or demand as mandated by the European Union and the International Energy Agency). The construction of new tank storage facilities has historically been restricted, resulting in a supply shortage. Historically, in the main trading and supply locations, such as the ARA Region (Antwerp, Rotterdam, Amsterdam), capacity has been quickly filled by demand growth.

The global product imbalance between oil producing regions and oil consuming regions continues to grow. Such varied regional demand growth for oil products is driving altered trade patterns and increased business opportunities for independent storage operators, especially those geographically situated to service numerous markets.

Independent Chemical Dealer Comparison

Our competition has more infrastructure than we do. The following shows a comparison of our company with our competition.

The Competition typically has:

•

Warehouse facility holding inventory

•

Large variety of different chemical products for a variety of uses

•

Local on road sales people to personally distribute chemical products to the end user

•

Selling agreements with several manufacturers and resellers

Link to Table of Contents

In comparison Titan Holding Group, Inc has:

•

No warehouse facility to hold inventory

•

Only one product which is currently the KC 9000®

•

No on road sales. Our product has been dropped shipped via truck transportation to the end user.

•

One selling agreement with Freedom Energy Holdings, Inc.

In view of the aforementioned comparisons, Titan Holding Group has a definite disadvantage, to the competition regarding the availability and pricing. For instance, our competition is able to offer several products that may or may not be as effective as our only product KC 9000®. As a result, until Titan has been able to establish a stronger usage history, with established customers, the competition will likely be able to secure and maintain business

Strategy for Growth

Our strategy for growth involves increasing our sales force and support staff and expanding our presence to other geographic markets across the United States. We focus on geographic areas, products and price points where we believe there are significant demand for new crude oil treatment products and the potential for attractive returns to our company and investors. We currently are selling products primarily in Kansas.

·

Increase Sales. Our growth strategy is to increase our Sales volume by expanding our presence in our current geographic markets and by entering new geographic markets. We are executing this strategy through internal growth and pursuing selective acquisitions;

·

Internal Growth. We intend to continue to recruit highly-qualified sales professionals and support staff. Our compensation plan will include stock options and stock bonuses for production enhancing our ability to recruit and retain key employees.

·	Selective Acquisitions. We intend to roll up small to mid size chemical distributors through the issuance of stock for acquisitions. Economies of scale will be achieved through our acquisition plans.

In executing our business strategy, we focus on the following elements:

·

Leveraging Technology to Maximize Efficiency. We utilize the internet to give our clients easy access to our company. We will continue to utilize technology to reduce operating costs, improve communication with clients, and centralize data among our branch operations.

·

Promoting Sales & Recruitment Culture. To maintain a culture of continuous growth and recruitment, we have implemented a program whereby employees are encouraged to recruit earning them additional equity ownership.

Planned Expansion of the Company

THG anticipates growth through the consolidation of small and mid-sized chemical distributors. Our management has designed an aggressive but straightforward strategy to transition THG to a full service chemical distributor with minimal risk to the existing operation. We currently do not employ any full or part time sales representatives.  Our only employee is our CEO, Brian Kistler.  It has been through his efforts that all sales have been made. Following is a brief overview of the tactics to be implemented:

Consolidate the Small and Mid-Sized Chemical Distributor Marketplace

The consolidation strategy is to combine small and medium sized chemical distributors firms into one (1) stronger and highly efficient operating entity that can better compete in the industry under one recognizable brand name. The prime objective is to improve the economic performance of the combined companies through the provision of quality products, reduction of operating costs and the expansion of a national brand and the underlying technology. By consolidating back office, non-revenue generating functions, acquired ventures can take advantage of economies of scale, better utilization of technology, greater automation and standardization to achieve higher productivity with fewer resources.  Such consolidations will be consummated with the exchange of company stock with the principals of the target companies.

Link to Table of Contents

The key benefits of this strategy to participating sales professionals are as follows:

•	New revenue sources, a career exit strategy, a platform for business growth, national brand equity and mentoring and training by experienced sales professionals

•

The tool to significantly improve cost efficiencies and sales volume, thereby increasing the sales professional’s flexibility to provide a more competitive package to the customer, and in turn, the ability to increase their own margins; and

•	A diversified product offering again improving the sales professional’s ability to generate revenue for themselves and the company.

Geographic expansion will come through acquisition of, or strategic alliance with, existing chemical distributors and/or recruitment of proven revenue generators within a targeted market. THG will maintain the ultimate control over all locations to mitigate risk and ensure the highest level of customer satisfaction. The prime targets of such consolidation/ rollups will be

•

Independently owned chemical distributors that service the oil industry

•

Small to Medium sized companies with revenues between $250,000 and $3,000,000

•

Distributorships with a strong but diversified client base

Recruit and Hire Experienced Staff

THG intends to continue this growth strategy by recruiting additional veteran sales professionals. By recruiting veteran sales professionals (without non-compete agreements) from other companies with a strong client base the opportunity to increase our sales is greatly enhanced with limited expense.  To date there has not been any progress made towards this goal.

Expand To New Geographic Markets

While our management will continue to grow its customer base in its existing markets, the Company also intends to expand its market presence, eventually to include all 50 states. Such expansion will be consummated with the exchange of company stock with the principals of the target companies. The prime targets of such expansion will be:

•

Independently owned chemical distributors that service the oil industry

•

Small to Medium sized companies with revenues between $250,000 and $3,000,000

•

Distributorships with a strong but diversified client base

Initially THG will penetrate neighboring markets in Kansas and Oklahoma, where proximity will facilitate its efforts and minimize the need for additional infrastructure. However THG is currently evaluating entry into Illinois and Texas. These areas have been selected based on projected growth in the oil market.

Item 1A. RISK FACTORS

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Link to Table of Contents

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We do not own any real property.  Our business is presently operated at 531 Airport North Office Park, Fort Wayne, Indiana 46825 Our Company rents office space in Indiana under an operating lease agreement which expired in January 31, 2011 and is now on a month to month basis. Rent expense for the year ended December 31, 2010 was $9,900.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

No public market for common stock

There is presently no public market for our common stock. There is no assurance that a trading market will develop, or, if developed, that it will be sustained.  A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so when eligible for public resale.

Holders

On February 17, 2011 there were 41 shareholders of record of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.  Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities.

Set forth below is information regarding the issuance and sales of Titan Holding Group, Inc.’s common stock without registration during the last three years.  No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.  The following securities of Titan Holding Group, Inc. were issued by THG within the past three (3) years and were not registered under the Securities Act of 1933: The shares of our common stock were issued pursuant to Section 4(2) of the Securities Act of 1933 and the exempt transaction provisions of applicable state law.   All shareholders in our Section 4(2) offering are sophisticated investors who are personally known by our president, Brian Kistler.  Each shareholder had sufficient knowledge and experience in finance and business matters to evaluate the risks and merits of the investment or was otherwise able to bear the economic risks of an investment in our company.  Additionally, each shareholder was provided with access to the type of information about our company that would normally be provided in a prospectus.  Finally, the shareholders agreed not to resell or distribute the securities to the public and were aware that each certificate representing shares of our common stock would bear a restrictive transfer legend to prevent any unauthorized distribution.

In October 2009, the Company issued 6,000,000 shares of its common stock to Brian Kistler, our CEO.

In August 2010 the Company issued 4,000,000 shares of its common stock to the shareholders of THG in exchange for cash. The shares were issued with restrictions pursuant to Section 4(2) of the Securities Act. Subsequently these 4,000,000 have been registered with the Securities and Exchange Commission by our S-1 being declared effective on January 12, 2011.

Item 6. Selected Financial Data

Selected Financial Data - Annual:

	Year ending December 31,	October 9, 2009 (inception) December 31,
	2010	2009	change
Current assets	$251	$1,439	$(1,188)
Total Assets	251	1,439	$(1,188)

Total current liabilities	41,077	---	$41,077
Total stockholders' equity (deficit)	(40,826)	1,439	$(42,265)

Working Capital	(40,826)	1,439	$(42,265)
Net Cash (Used) Provided by Operating Activities	251	(1)	$252

Years Ended December 31,
	Year ending December 31, 2010	October 9, 2009 (inception) December 31, 2009	change
Statement of Operations
Revenues	$1,095	$9,276	$(8,181)
Operating expenses:	43,399	7,838	$35,561
Net income (loss)	$(42,304)	$1,438	$(43,742)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report.  The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

Our Business Overview

Titan Holding Group, Inc., a Florida corporation, (the "Company").  The Company provides marketing of KC 9000® primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of various crude oil treatment projects. We have conducted our operations primarily in Kansas with a focus on global marketing opportunities.

Titan Holding Group, Inc. (The Company) was organized as of October 9, 2009.  Due to the limited time period of the financial statements there are no year to year or interim period comparisons.

Results of Operations for October 9, 2009, inception, through the Year Ended December 31, 2009

Revenues

Revenues for 2009 in the amount of $9,276 are derived from sales of KC 9000® to independent producers in South East Kansas and South West Missouri.

Operating Expenses

The Company expenses for October 9, 2009, inception, through year ended December 31, 2009, were $7,838, which consist of the following:

Cost of revenues.  Cost of revenues was $5,652 for October 9, 2009, inception, through year ended December 31, 2009.  Cost of revenues is related to the chemicals and shipping expenses incurred to purchase the KC 9000®.

Gross Profit.   Gross profit was 39% for October 9, 2009, inception, through year ended December 31, 2009.

Selling, general and administrative expenses. Selling, general and administrative expenses were $685 for October 9, 2009, inception, through the year ended December 31, 2009.  This result is from postage and delivery expenses associated with the organizational cost.

Professional Fees. Professional fees were $1,501 for October 9, 2009, inception, through the year ended December 31, 2009.  This results from organizational cost.

Financial Condition

Total assets. Total assets at December 31, 2009 were $1,439.  Total assets consist of accounts receivable from related party for net sales of product.

Results of Operations for the Year Ended December 31, 2010.

Revenues

Revenues for the year ended December 31, 2010 in the amount of $1,095 was derived from sales of a crude oil treatment product to independent producers in South East Kansas and South West Missouri.

Link to Table of Contents

Operating Expenses

The Company expenses for the year ended December 31, 2010 was $43,399, which consist of the following:

Cost of revenues.  Cost of revenues for the year ended December 31, 2010 was $284.  Cost of revenues is related to the chemicals and shipping expenses incurred to purchase products.

Gross Profit.   Gross profit was 74% for the Year Ended December 31, 2010. The increase from 39% at year ending December 31, 2009 was due to an increase of retail sales price.

Marketing samples. Marketing samples expense for the Year Ended December 31, 2010 was $10,352.  This result is from the product required for demonstration to multiple prospects.

Professional Fees. Professional fees for the Year Ended December 31, 2010 were $16,099.  This result is from legal and accounting expenses associated with the 2009 financial audit and filing the S1 with the Security and Exchange Commission.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2010 were $5,864.  This result is from Telephone of $4,246, Utilities of $1,348, Business Licenses and Permits $90 and postage and delivery of $180.

Rent.   Rent for the year ended December 31, 2010 was $9,900.

Research and Development.  Research and Development costs for the year ended December 31, 2010 was $900. This result is from laboratory testing services paid to Blackstone Labs.

Financial Condition

Total assets. Total assets at December 31, 2010 were $251. Total assets consist of cash remaining from a loan from related party of $500 and proceeds of $41 from the sale of 4,000,000 shares of common stock to accredited investors.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has a small net income as of October 9, 2009 (inception) through December 31, 2009 of $1,438 and has incurred a loss for the year ended December 31, 2010 of $42,304.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due.  At December 31, 2009 we had working capital of $1,439 and a working capital deficit, or the amount by which our current liabilities exceed our current assets, was $40,826 as of December 31, 2010. Our working capital excess and deficit respectively were due to the results of operations.

Net cash used in operating activities for October 9, 2009, inception, through December 31, 2009 was $-0- and $212 for the Year Ended December 31, 2010.  Net cash used in investing activities for October 9, 2009, inception, through year ended December 31, 2009 was $-0- and $-0- for the year Ended December 31, 2010.  Net cash provided by financing activities for October 9, 2009, inception, through the year ended December 31, 2009 was $1 and $39 for the Year Ended December 31, 2010.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our CEO has agreed to continue to fund our operations as needed over the next 12 months until cash flows are sufficient to sustain operations.  Pursuant to the agreement it is binding on our CEO and he has agreed to only the return of his capital with no interest or other consideration. In addition, our Plan of Operation for

Link to Table of Contents

the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this filing.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.  See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A.  CONTROLS AND PROCEDURES.

(a)  Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Link to Table of Contents

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date.  We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below.  Our By-Laws provide for not less than one and not more than fifteen directors.  All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Brian Kistler	54	President, Secretary and Chairman of the Board of Directors (1)

(1)

Mr. Kistler will serve as a director until the next annual shareholder meeting. He is also currently the President and Chairman of the Board of Directors of Freedom Energy Holdings, Inc., a Maryland corporation whose symbol is FDMF and whose quotations are listed on the Pink Sheets.

Background of Executive Officers and Director

Mr. Kistler has extensive work history in the financial services industry. He began working at the securities firm Edward Jones in 1987 and over five (5) years increased his assets under management to $45 million dollars. Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor. In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana. During his time at Hilliard/Lyons, Mr. Kistler had assets under management of nearly $100 million dollars. In 1999 Mr. Kistler was hired by Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office. Subsequently, he became the manager of nine (9) Raymond James offices in Indiana. Mr. Kistler’s responsibilities included managing fifty-three employees with client assets under management in excess of one billion dollars. During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler’s ability to recruit, retain and train high quality financial advisors. Mr. Kistler retired from his position with Raymond James in December 2005 to focus on the development of Freedom Energy Holdings, Inc.

Freedom Energy Holdings, Inc.’s primary business focus is in the promotion of its proprietary technology, KC 9000®, both domestically and internationally. Our company is an authorized seller of KC 9000®; however, we are able to offer crude oil treatment products made available by other non-related companies. To date, we have chosen to only market KC 9000®, and currently do not have any other selling agreements with any other company.

Link to Table of Contents

Mr. Kistler is also the President of New Opportunity Business Solutions, Inc (NOBS), a business consulting company. Currently, NOBS only has two clients that require approximately 5 hours per month of Mr. Kistler time and attention and will not detract from his ability to oversee our company’s operations.

Mr. Kistler is the founder of the Company and will serve as a Director and as its Chief Executive Officer. He was appointed to these positions on October 9, 2009.  We believe that Mr. Kistler’s experience in the securities industry as well as the managerial skills he developed during such tenure provide ample qualification for Mr. Kistler to serve as an officer and director for our Company. As a result of his duties and responsibilities with Freedom Energy Holdings, Inc., Mr. Kistler intends to devote approximately 10 hours per week to the development of our business.

Legal Proceedings

To the best of our knowledge, except as set forth herein, none of the directors or director designees to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Meetings and Committees of the Board of Directors

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

We do not yet have an audit committee or an audit committee financial expert. We expect to form such a committee composed of our non-employee directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors.  Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting and financial analysis of the Company’s business.

We do not yet have a compensation committee or an audit committee financial expert. We expect to form such a committee composed of our non-employee directors. We may in the future attempt to add a qualified board member to serve as a compensation committee financial expert in the future, subject to our ability to locate and compensate such a person. Despite the lack of a compensation committee, those members of the board of directors that would otherwise be on our compensation committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors

Except as disclosed in the applicable employment agreements discussed in the section of this document titled “Executive Compensation,” “Employment Agreements” and as disclosed in the section of this document titled “Certain Relationships and Related Transactions,” no arrangement or understanding exists between any executive officer and any other person pursuant to which any executive officer was selected to serve as an executive officer.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal years December 31, 2010, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  All of our directors are unpaid.  Compensation for the future will be determined when and if additional funding is obtained.

		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Other
				Annual	Restricted	Securities	LTIP	All Other
		Salary	Bonus	Compen-	Stock	Underlying	Payouts	Compen-
Name and principal position	Year	($)	($)	sation ($)	Award(s) $	Options/SARS	($)	sation ($)
Brian Kistler (1), President,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Brian Kistler (1), President,	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Chairman of the
Board of Directors

(1)

There is no employment contract with Mr. Kistler at this time.  Nor are there any agreements for compensation in the future.  A salary and stock options and/or warrants program may be developed in the future.

Compensation Committee Interlocks and Insider Participation

Currently, our Board of Directors consists of Mr. Brian Kistler. We are not actively seeking additional board members at this time.  At present, the Board of Directors has not established any committees.

Director Compensation

There are currently no compensation arrangements in place for members of the board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2010, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities.  In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.  Subject to community property laws,

Link to Table of Contents

where applicable, the persons or entities named below

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class(2)
Common Stock	Brian Kistler 531 Airport North Office Park Fort Wayne, Indiana 46825	6,000,000	60%

Common Stock	All Executive Officers and Directors as a Group (1)	60%	60%

(1) The percentages are based on a total of 10,000,000 shares of common stock issued and outstanding as of the date of this report

(2) A total of 10,000,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

Since inception, the cash account was maintained through the personal ledger account of the majority shareholder of Titan Holdings Group, Inc., Brian Kistler, who is the CEO, and sole director of Titan Holding Group, Inc.    During the period, from inception, advances have been made for the Company by the majority shareholder, Brian Kistler, for cash flow funding.  The amounts advanced were temporary in nature, a demand note with no repayment terms and is non-interest bearing.  The following table indicates the dates and amounts of capital advanced.

Month Advanced	Amount
October 2009	$1,500.00
November 2009	-0-
December 2009	-0-
January 2010	$900.00
February 2010	$1,080.00
March 2010	$3,522.27
April 2010	$5,864.85
May 2010	$2,678.37
June 2010	$1,355.51
July 2010	$500.00
August 2010	$8,914.00
September 2010	-0-
October 2010	14,762
November 2010	-0-
December 2010	-0-

 As the result of profit made, the balance due from Brian Kistler to the Company at the year ended December 31, 2009 was $1,439 and as a result of losses, $41,077 was due to Brian Kistler as of December 31, 2010.

Future Transactions

Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from independent third parties, and all such transactions will be reviewed and subject to approval by our board of directors.

Director Independence

We do not presently have any independent directors.  We consider independent directors to be individuals who are not employed by the Company in any capacity and who do not have any equity ownership interest in the Company.  Our Board of Directors is comprised of our President, Brian Kistler who also serves as our Secretary/ Treasurer.  Mr. Kistler is currently majority shareholder of the company’s common equity. We intend to seek independent directors for our board of directors when the market conditions improve and we are able to provide compensation for our board of director members.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2009	2010
Audit fees	2,500	3,250
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee.  The normal functions of the audit committee are handled by the board of directors.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed Herewith F-1

(b)

Exhibits and Financial Statement Schedules. The following Exhibits are filed as part of this Registration Statement, pursuant to Item 601 of Regulation S-K.  All Exhibits are attached hereto unless otherwise noted

Exhibit No.	Description
3.1	Articles of Incorporation
3.2	By-Laws
5	Opinion Regarding Legality and Consent of Counsel: by Clifford J. Hunt, Esq.
10.1	Kistler Demand Note dated October 9, 2009
10.2	Sales Representative Agreement dated October 9, 2009
14	Code of Ethics
23.1	Consent of Experts and Counsel: Independent Auditor’s Consent by Peter Messineo, C.P.A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TITAN HOLDING GROUP, INC.

NAME	TITLE	DATE

/s/ Brian Kistler	Principal Executive Officer and Director	February 28,2011
Brian Kistler

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

Link to Table of Contents

TITAN HOLDING GROUP, INC. (A Development Stage Entity) INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at December 31, 2010 (audited) and December 31, 2009 (audited)	F-3

Statements of Operations for the year ended December 31, 2010 (audited) and the period October 9, 2009 (date of inception) through December 31. 2009 (audited)	F-4

Statements of Changes in Shareholders’ Equity for the period October 9, 2009 (date of inception) through December 31, 2010 (audited)	F-5

Statements of Cash Flows for the year ended December 31, 2010 (audited) and the period October 9, 2009 (date of inception) through December 31, 2009 (audited)	F-6

Notes to Financial Statements	F-7

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Titan Holding Group, Inc.

I have audited the accompanying balance sheet of Titan Holding Group, Inc. ("the "Company") as of December 31, 2010 and 2009, and the related statements of operations, shareholder’s equity and cash flows for the year ended December 31, 2010 and for the period October 9, 2009 (date of inception) through December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Titan Holding Group, Inc. is not required to have, nor was I engaged to perform an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titan Holding Group, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 and for the period October 9, 2009 (date of inception) through December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has limited operations and has not attained sufficient capital to commence its’ operating plan.  This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Peter Messineo, CPA

Palm Harbor FL

March 8, 2011

TITAN HOLDING GROUP, INC. (A Development Stage Entity) BALANCE SHEET
	December 31,		December 31,
	2010		2009

Assets
Current assets:
Cash	$251	$	----
Account receivable, related party (Note 3)	----		1,439
Total current assets	251		1,439

Total assets	$251		$1,439

Liabilities and Shareholder Equity
Current Liabilities
Trade payable, related party (Note 3)	41,077		----
Total current liabilities	41,077		----

Total liabilities	41,077		----

Shareholders’ equity (Notes 5)
Preferred stock, $.0000001 par value Authorized 250,000,000 shares
-0- shares issued and outstanding	----		----
Common stock, $.0000001 par value Authorized 50,000,000,000 shares
10,000,000 and 6,000,000 issued and outstanding, respectively	1		1
Addition paid-in capital	39		----
(Accumulated deficit) retained earnings during development stage	(40,866)		1,438

Total shareholders’ equity (deficit)	(40,826)		1,439
Total liabilities and shareholders’ equity	$251		$1,439

See accompanying notes to financial statements

Link to Table of Contents

TITAN HOLDING GROUP, INC. (A Development Stage Entity) STATEMENT OF OPERATIONS

		October 9, 2009	October 9, 2009
		(Inception)	(Inception)
	Year Ended	Through	Through
	December 31,	December 31,	December 31,
	2010	2010	2009

Revenue:
Net Sales	$1,095	$10,371	$9,276

Total revenue	1,095	10,371	9,276

Costs and expenses:
Cost of revenues	284	5,936	5,652
Marketing samples	10,352	10,352	--
Professional	16,099	17,600	1,501
Rents	9,900	9,900	--
Selling, general & administrative	5,864	6,549	685
Research & development	900	900	--
Total operating expenses	43,399	51,237	7,838
Income (Loss) from operations	(42,304)	(40,866)	1,438

Income tax provision (Note 4)	--	--	--
Net income (loss)	$(42,304)	$(40,866)	$1,438

Income (loss) per common shares basic and diluted	$(0.01)		$0.00
Basic and diluted weighted average number of
common shares outstanding	7,665,753		6,000,000

See accompanying notes to financial statements

Link to Table of Contents

TITAN HOLDING GROUP, INC. (A Development Stage Entity) STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
										Develop-ment Stage
								Additional		Retained
	Preferred Stock			Common Stock				Paid-in		Earnings
	Shares		Par Value	Shares		Par Value		Capital		(Deficit)		Total
Balance at October 9, 2009 (inception)	---	$	---	---	$	---		---	$	---	$	---
Issuance of common stock in payment of organization expenses on behalf of the Company (Note 5)	---		---	6,000,000		0.60		---		---		1
Net Income	---		---	---		---		---		1,438		1,438
Balance at December 31, 2009	---	$	---	6,000,000		$0.60	$	---		$1,438		$1,439

Sale of 4,000,000 shares of common stock to various accredited investors at $0.00001 per share, August 1, 2010 (Note 5)	---		---	4,000,000		0.40		39		---		---
Net Loss (audited)	---		---	---		---		---		(42,304)		(42,304)
Balance at December 31, 2010 (audited)	---	$	---	10,000,000		$1		$39		$(40,866)		$(40,826)

See accompanying notes to financial statements

Link to Table of Contents

TITAN HOLDING GROUP, INC. (A Development Stage Entity) STATEMENT OF CASH FLOWS

		October 9, 2009		October 9, 2009
		(Inception)		(Inception)
	Year Ended	Through		Through
	December 31,	December 31,		December 31,
	2010	2010		2009

Cash flows from operating activities:
Net income (loss)	$(42,304)	$(40,866)		$1,438
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Account receivable	1,439	---		(1,439)
Trade payable	41,077	41,077		---
Net cash provided by (used in) operating activities	212	211		(1)

Cash flows from financing activities:
Proceeds from stock sales	39	40		1
Net cash provided by
financing activities	39	40		1
Net change in cash and
cash equivalents	251	251		---

Cash and cash equivalents:
Beginning of period	---	---		---
End of period	$251	$251	$	---

See accompanying notes to financial statements

Link to Table of Contents

 TITAN HOLDING GROUP, INC

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. Nature of Business

ORGANIZATION

Titan Holding Group, Inc., a Florida corporation, (the "Company").  The Company provides marketing of KC 9000® primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of various crude oil treatment projects. We have conducted our operations primarily in Kansas with a focus on global marketing opportunities.

The Company is headquartered in Fort Wayne, Indiana.

NOTE 2. Significant Accounting Policies

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at December 31, 2009 or December 31, 2010.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

SHARE-BASED EXPENSES

FASB ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities.  The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists.  A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies.  If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity the Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.  There has been no shares issued as compensation to date.

RECENTLY IMPLEMENTED STANDARDS

In June 2009, the FASB issued new accounting guidance that established the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the Codification did not have an effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

NOTE 3. BALANCE SHEET COMPONENTS

RECIEVABLES AND PAYABLES TO RELATED PARTY

Since inception, the cash account was maintained through the accounts of an inactive LLC (Freedom Formulations, LLC), wholly-owned by the sole shareholder of Titan Holdings Group, Brian Kistler.   Gross sales are owed to Titan Holding Group, net of amounts paid out for product from this account.  During the period, from inception, advances have been made to the Company by the sole shareholder for cash flow funding.  The amounts advanced are temporary in nature, demand notes with no repayment terms and is non-interest bearing.  Management will review this arrangement, in future period, to determine if terms are required to be formalized to reflect the economic relationship.  The balance due from the related party to the Company at the year ended December 31, 2009 was $1,439 and $41,077 was due to the related party as of December 31, 2010.

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2009 the Company had minimal profit and for the period ending December 31, 2010, the Company incurred losses of $42,304.   The net operating loss in the amount of $40,866, resulting from operating activities, result in deferred tax assets of approximately $14,303 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 5. SHAREHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 50,000,000,000 shares with a par value of $0.0000001.  The Company issued 6,000,000 shares to Brian Kistler, CEO and sole Director on October 9, 2009 (date of inception) at a par value of $.60.   The company issued 4,000,000 shares on August 1, 2010 to 40 shareholders via subscription at a value of $40.00 or $0.00001 per share.  There were 6,000,000 and 10,000,000 shares of common stock issued and outstanding at December 31, 2009 and at December 31, 2010, respectively.

PREFERRED STOCK

The authorized preferred stock of the Company consists of 250,000,000 shares with a par value of $0.0000001.  The Company has no preferred stock issued or outstanding.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2009 since inception and at December 31, 2010.  As of December 31, 2009 and at December 31, 2010, the Company had no dilutive potential common shares.

NOTE 6. COMMITMENTS AND CONTINGENCY

LEASE ARRANGEMENTS

The Company rents office space in Indiana under an operating lease agreement which is to expire in January 31, 2011. After January 31, 2011 the Company will rent the office space on a month to month basis.  The monthly rent expense will be $900.00

Rent expense for the year ended December 31, 2009 and for the year ended December 31, 2010 was $-0- and $9,900, respectively.

The future minimum annual rent payable under such leases approximates the following:

Year Ending December 31,
2011	$900
2012 and thereafter	0

$900

NOTE 7. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 8. SUBSEQUENT EVENTS

On January 12, 2011 the Securities and Exchange Commission declared our S-1 filing effective.

On January 14, 2011, Delaney Equity Group. LLC, Palm Beach Florida, submitted our Form 211 Application with the Financial Industry Regulatory Authority (FINRA)

Link to Table of Contents

TITAN HOLDING GROUP, INC

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS

-

On February 23, 2011 the Financial Industry Regulatory Authority (FINRA) approved our Form 211 Application assigning the trading symbol TTNH