Form 10-Q
period 2011-03-31
Titan Holding Group, Inc.
filed 2011-05-12
CIK 1499197

United States

Security and Exchange Commission

Washington D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ___________.

Commission file number 333-168920

TITAN HOLDING GROUP, INC.

(Name of small business issuer in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

27-3079741

(I.R.S. Employer Identification No.)

531 Airport North Office Park, Fort Wayne, Indiana 46825

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  (260) 490-9990

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(X) Yes  (___) No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (___) Yes  (_X_) No

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company,  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)  Accelerated filer (__)   Non-accelerated filer (__)   Smaller reporting company (_X_)

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes (__) No (_X_).   The number of shares of the issuer’s common stock, par value $0.0000001 per share, outstanding as of March 31, 2011 was 10,000,000.

TITAN HOLDING GROUP, INC.

(A Development Stage Entity)

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2011

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TITAN HOLDING GROUP, INC.

(A Development Stage Entity)

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheet at March 31, 2011 (unaudited) and December 31, 2010 (audited)	4

Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited and the period October 9, 2009 (date of inception) through March 31, 2011 (unaudited	5

Statements of Changes in Shareholders Equity for the period October 9, 2009 (date of inception) through March 31, 2011 (unaudited)	6

Statements of Cash Flows for the period ended March 31, 2011 and 2010 (unaudited) and the period October 9, 2009 (date of inception) through March 31, 2011 (unaudited)	7

Notes to Financial Statements	8

TITAN HOLDING GROUP INC. (A Development Stage Entity) BALANCE SHEET
	March 31,	December 31
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$251	$251
Account receivable, related party (Note 3)	---	---
Total current assets	251	251

Total assets	$251	$251

Liabilities and Shareholder Equity
Current Liabilities
Trade payable, related party (Note 3)	46.320	41,077
Total current liabilities	46,320	41,077

Total liabilities	46.320	41,077

Shareholder’s equity (Note 5)
Preferred stock, $.0000001 par value Authorized 250,000,000 shares
-0- shares issued and outstanding	---	---
Common stock, $.0000001 par value Authorized 50,000,000,000 shares
10,000,000 and 10,000,000 issued and outstanding respectively	1	1
Additional paid-in-capital	39	39
(Accumulated deficit) retained earnings during development stage	(46,109)	(40,866)

Total shareholders’ equity (deficit)	(46,069)	(40,866)
Total liabilities and shareholders’ equity	$251	$251

See accompanying notes to financial statements

TITAN HOLDING GROUP, INC. (A Development Stage Entity STATEMENT OF OPERATIONS (Unaudited)
				October 9, 2009
				(Inception)
		For the Three Months Ended		Through
		March 31,	March 31,	March 31,
		2011	2010	2011
Revenue
Net Sales	$	---	$545	$10,371

Total revenue		---	545	10,371

Cost and expenses
Cost of revenues		---	252	5,936
Marketing samples		---	9,178	10,352
Professional		3,750	---	21,350
Rents		900	1,800	10,800
Selling, general & administrative		593	966	7,142
Research & development		---	900	900
Total operating expenses		5,243	13,096	56,480
Income (Loss) from operations		(5,243)	(12,551)	(46,109)

Income tax provision (Note 4)		---	---	---
Net income (loss)		$(5,243)	$(12,551)	$(46,109)

Income (loss) per common share basic and diluted		$0.00	$0.00
Basic and diluted weighted average number of
Common shares outstanding		10,000,000	6,000,000

See accompanying notes to financial statements

TIAN HOLDING GROUP, INC. (A Development Stage Entity) STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY From Inception on October 9, 2009 through March 31, 2011
										Development Stage
								Additional		Retained
	Preferred Stock			Common Stock				Paid-in		Earnings
	Shares		Par Value	Shares		Par Value		Capital		(Deficit)		Total
Balance at October 9, 2009 (inception)	---	$	---	---	$	---	$	---	$	---	$	---
Issuance of common stock in payment of organizational expenses on behalf of the company (Note 5)	---		---	6,000,000		0.60		---		---		1
Net Income	---		---	---		---		---		1,438		1,438
Balance at December 31, 2009	---	$	---	6,000,000		$0.60	$	---		$1,438		$1,439

Sale of 4,000,000 shares of common stock to various accredited investors at $0.00001 per share, August 1,2010 (Note 5)	---		---	4,000,000		0.40		39		---		---
Net Loss (Audited	---		---	---		---		---		(42,304)		(42,304)
Balance at December 31, 2010 (Audited)	---	$	---	10,000,000		$1		$39		$(40,866)		$(40,826)

Net Loss for the Period ended March 31, 2011 (Unaudited)	---		---	---		---		---		(5,243)		(5,243)
Balance at March 31, 2011 (Unaudited)	---	$	---	$10,000,000		$1		$39		$(46,109)		$(46,069)

See accompanying notes to financial statements

TITAN HOLDING GROUP, INC. (A Development Stage Entity) STATEMENT OF CASH FLOWS (Unaudited)
				October 9, 2009
				(Inception)
	For the Three Months Ended			Through
	March 31,		March 31,	March 31,
	2011		2010	2010
Cash flows from operating activites
Net income (loss)	$(5,243)		$(12,551)	$(46,109)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities
Account receivable	---		1,439	---
Trade payable	5,243		11,112	46,320
Net cash provided by (used in) operating activities	---		---	211

Cash flows from financing activities
Proceeds from stock sales	---		---	40

Net cash provided by financing activities	---		---	40

Net change in cash and cash equivalents	---		---	251

Cash and cash equivalents
Beginning of period	251		---	---
End of period	$251	$	---	$251

See accompanying notes to financial statements

TITAN HOLDING GROUP, INC.

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

CASH

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at March 31, 2011 or December 31, 2011.

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

SHARE-BASED EXPENSES

FASB ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities.  The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists.  A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies.  If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity the Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.  There have been no shares issued as compensation to date.

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

NOTE 3. BALANCE SHEET COMPONENTS

PAYABLES TO RELATED PARTY

Since inception, the cash account was maintained through the accounts of an inactive LLC (Freedom Formulations, LLC), wholly-owned by the sole shareholder of Titan Holdings Group, Brian Kistler.   Gross sales are owed to Titan Holding Group, net of amounts paid out for product from this account.  During the period, from inception, advances have been made to the Company by the sole shareholder for cash flow funding.  The amounts advanced are temporary in nature, demand notes with no repayment terms and is non-interest bearing.  Management will review this arrangement, in future period, to determine if terms are required to be formalized to reflect the economic relationship.  The balance due to the related party at March 31, 2011 and December 31, 2010 was $46,320 and $41,077, respectively.

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of March 31, 2011 and December 31, 2010 the Company incurred losses of $5,243 and $42,304, respectively.   The net operating loss in the amount of $46,109, resulting from operating activities, result in deferred tax assets of approximately $16,138 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 5. SHAREHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 50,000,000,000 shares with a par value of $0.0000001.  There were 10,000,000 and 10,000,000 shares of common stock issued and outstanding at March 31, 2011 and at December 31, 2010, respectively.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2011 and at December 31, 2010.  As of March 31, 2011 and at December 31, 2010, the Company had no dilutive potential common shares.

NOTE 6. COMMITMENTS AND CONTINGENCY

LEASE ARRANGEMENTS

The Company rents office space in Indiana under an operating lease agreement which expired on January 31, 2011. After January 31, 2011 the Company has no rent obligation.

Rent expense for the period ended March 31, 2011 and for the year ended December 31, 2010 was $900 and $9,900, respectively.

The future minimum annual rent payable under such leases approximates the following:

Year Ending December 31
2011	$900
2012 and thereafter	0

$900

NOTE 7.  WARRANTS AND OPTIONS

There are not warrants or options outstanding to acquire any additional shares of common stock of the company

NOTE 8.  SUBSEQUENT EVENTS

NONE

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operation for the three months ended March 31, 2011 and March 31, 2010

Revenues

Revenues for October 9, 2009, inception, through the period ending March 31, 2011 in the amount of $10,371 are derived from sales of KC 9000® to independent producers in South East Kansas and South West Missouri.  Revenues for the three months ended March 31, 2011 and the three months ended March 31, 2010 were $-0- and $545, respectively.

Operating Expenses

The Company expenses for three months ended March 31, 2011 and the three months ended March 31, 2010, were $5,243 and $13,096, respectively.  Operating expense consists of the following:

Cost of revenues.  Cost of revenues for the three months ended March 31, 2011 and the three months ended March 31, 2010 were $-0- and $252, respectively.  Cost of revenues is related to the chemicals and shipping expenses incurred to purchase the KC 9000®.

Marketing samples.  Marketing samples for the three months ended March 31, 2011 and the three months ended March 31, 2010 were $-0- and $9,178, respectively.  Marketing samples are related to the expense incurred while testing KC 9000® on various crude oil samples and asphalt shingle reclamation testing.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2011 and three months ended March 31, 2010 were $593 and $966, respectively.  This result is from postage and delivery, and telephone expense.

Professional Fees. Professional fees for the three months ended March 31, 2011 and three months ended March 31, 2010 were $3,750 and $-0-, respectively.  This results from expenses associated with filing the forms S1 and 10K with the Securities and Exchange Commission.

Rents.  Rents for the three months ended March 31, 2011 and three months ended March 31, 2010 were $900 and $1,800, respectively.

Research & Development.  Research & Development expense for the three months ended March 31, 2011 and three months ended March 31, 2010 were $-0- and $900, respectively.  This result is from laboratory testing services paid to Blackstone Labs.

Net Loss.  Net loss for the three months ended March 31, 2011 and three months ended March 31, 2010 was $5,243 and $12,551, respectively.

Financial Condition

Total assets. Total assets at March 31, 2011 and December 31, 2010 were $251 and $251, respectively.  Total assets consist of cash.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has a net loss for the three months ended March 31, 2011 and three months ended March 31, 2010 of $5,243 and $12,551, respectively.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due.  At March 31, 2011 we had working capital deficit of $46,069, or the amount by which our current liabilities exceed our current assets.  Our working capital deficit was due to the results of operations.

Net cash used in operating activities for the three months ended March 31, 2011 and three months ended March 31, 2010 was $-0- and $-0-, respectively.  Net cash used in investing activities for the three months ended March 31, 2011 and three months ended March 31, 2010 was $-0- and $-0-, respectively.  Net cash provided by financing activities for the three months ended March 31, 2011 and three months ended March 31, 2010 was $-0- and $-0-, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 4.  CONTROLS AND PROCEDURES.

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

As of March 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in internal controls

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 1A. RISK FACTORS

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  Other Information.

NONE.

ITEM 6.  Exhibits.

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed Herewith

(b)

Exhibits required by Item 601, Regulation S-K;

(3.0)

Articles of Incorporation, Bylaws

(3.1)

Articles of Incorporation filed

See Exhibit Key

with S-1Registration Statement

on August 18, 2010

(3.2)

Bylaws filed with S-1 Registration

See Exhibit Key

Statement on August 18, 2010

(10.0)

Material Contracts

(10.1)

Kistler Demand Note dated October 9, 2009

See Exhibit Key

(10.2)

Sales Representative Agreement

See Exhibit Key

dated October 9, 2009

(11.0)

Statement re: computation of per share

Note 5 to

Earnings

Financial Stmts.

(31.1)

Certificate of Chief Executive Officer

Filed herewith

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

(31.2)

Certificate of Chief Financial Officer

Filed herewith

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

(32.1)

Certification of Chief Executive Officer

Filed herewith

pursuant to 18 U.S.C. § 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(1.2)

Certification of Chief Financial Officer

Filed herewith

pursuant to 18 U.S.C. § 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Exhibit Key

3.1

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on August 18, 2010.

3.2

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on August 18, 2010.

10.1

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on August 18, 2010.

10.2

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on August 18, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TITAN HOLDING GROUP, INC.

NAME	TITLE	DATE

/s/ Brian Kistler	Principal Executive and Director	May 12, 2011
Brian Kistler

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act