Form 10-Q
period 2011-06-30
Titan Holding Group, Inc.
filed 2011-08-15
CIK 1499197

United States

Security and Exchange Commission

Washington D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ___________.

Commission file number 333-168920

TITAN HOLDING GROUP, INC.

(Name of small business issuer in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

27-3079741

(I.R.S. Employer Identification No.)

123 W. 1st Street, Suite 675, Casper, Wyoming 82601

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  (307) 459-0571

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

Yes (__) No (_X_).   The number of shares of the issuer’s common stock, par value $0.0000001 per share, outstanding as of August 12, 2011 was 10,000,000.

TITAN HOLDING GROUP, INC.

(A Development Stage Entity)

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2011

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TITAN HOLDING GROUP, INC.

(A Development Stage Entity)

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheet at June 30, 2011 (unaudited) and December 31, 2010 (audited)	4

Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited) and the period October 9, 2009 (date of inception) through June 30, 2011 (unaudited)	5

Statements of Changes in Shareholders Equity for the period October 9, 2009 (date of inception) through June 30, 2011 (unaudited)	6

Statements of Cash Flows for the period ended June 30, 2011 and 2010 (unaudited) and the period October 9, 2009 (date of inception) through June 30, 2011 (unaudited)	7

Notes to Financial Statements	8

TITAN HOLDING GROUP INC. (A Development Stage Entity) BALANCE SHEET

Dollar figures are exact.	June 30,	June 30,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$251	$251

Total current assets	251	251

Total assets	$251	$251

Liabilities and Shareholder Equity
Current Liabilities
Trade payable, related party (Note 3)	52,220	41,077
Total current liabilities	52,220	41,077

Total liabilities	52,220	41,077

Shareholder’s equity (Note 5)
Preferred stock, $.0000001 par value Authorized 250,000,000 shares
-1- shares issued and outstanding	---	---
Common stock, $.0000001 par value Authorized 50,000,000,000 shares
10,000,000 and 10,000,000 issued and outstanding respectively	1	1
Additional paid-in-capital	39	39
(Accumulated deficit) retained earnings during development stage	(52,009)	(40,866)

Total shareholders’ equity (deficit)	(51,969)	(40,826)
Total liabilities and shareholders’ equity	$251	$251

See accompanying notes to financial statements

TITAN HOLDING GROUP, INC. (A Development Stage Entity STATEMENT OF OPERATIONS (Unaudited)
							October 9,
							2009
		For the Three Months Ended			For the Six Months Ended		(Inception) Through
		June 30,			June 30,		March 31,
		2011	2010		2011	2010	2011
Revenue
Net Sales	$	---	$550	$	---	$1,095	$10,371

Total revenue		---	550		---	1,095	10,371

Cost and expenses
Cost of revenues		---	---		---	284	5,936
Marketing samples		---	1,207		---	10,353	10,352
Professional		5,900	---		9,650	---	31,000
Rents		---	3,600		900	5,400	11,700
Selling, general & administrative		---	1,533		593	2,498	7,735
Research & development		---	---		---	900	900
Total operating expenses		5,900	6,340		11,143	19,435	67,623
Income (Loss) from operations		(5,900)	(5,790)		(11,143)	(18,340)	(57,252)

Income tax provision (Note 4)		---	---		---	---	---
Net income (loss)		$(5,900)	$(5,790)		$(11,143)	$(18,340)	$(57,252)

Income (loss) per common share basic and diluted		$0.00	$0.00		$0.00	$0.00
Basic and diluted weighted average number of
Common shares outstanding		10,000,000	6,000,000		10,000,000	6,000,000

	See accompanying notes to financial statements

TIAN HOLDING GROUP, INC. (A Development Stage Entity) STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY From Inception on October 9, 2009 through June 30, 2011
										Development Stage
								Additional		Retained
	Preferred Stock			Common Stock				Paid-in		Earnings
	Shares		Par Value	Shares		Par Value		Capital		(Deficit)		Total
Balance at October 9, 2009 (inception)	---	$	---	---	$	---	$	---	$	---	$	---
Issuance of common stock in payment of organizational expenses on behalf of the company (Note 5)	---		---	6,000,000		0.60		---		---		1
Net Income	---		---	---		---		---		1,438		1,438
Balance at December 31, 2009	---	$	---	6,000,000		$0.60	$	---		$1,438		$1,439

Sale of 4,000,000 shares of common stock to various accredited investors at $0.00001 per share, August 1,2010 (Note 5)	---		---	4,000,000		0.40		39		---		39
Net Loss (Audited	---		---	---		---		---		(42,304)		(42,304)
Balance at December 31, 2010 (Audited)	---	$	---	10,000,000		$1		$39		$(40,866)		$(40,826)

Issuance of 1 share of Class A Convertible Preferred stock at Par, $0.0000001 to a related party for Control	1		---	---		---		---		---		---

Net Loss for the Period ended June 30, 2011 (Unaudited)	---		---	---		---		---		(11,143)		(11,143)
Balance at June 30, 2011 (Unaudited)	1	$	---	$10,000,000		$1		$39		$(52,009)		$(51,969)

See accompanying notes to financial statements

TITAN HOLDING GROUP, INC. (A Development Stage Entity) STATEMENT OF CASH FLOWS (Unaudited)
				October 9, 2009
				(Inception)
	For the Six Months Ended			Through
	June 30,		June 30,	June 30,
	2011		2010	2011
Cash flows from operating activites
Net income (loss)	$(11,143)		$(18,340)	$(52,009)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities
Account receivable	---		1,439	---
Trade payable	11,143		16,901	52,220
Net cash provided by (used in) operating activities	---		---	211

Cash flows from financing activities
Proceeds from stock sales	---		---	40

Net cash provided by financing activities	---		---	40

Net change in cash and cash equivalents	---		---	251

Cash and cash equivalents
Beginning of period	251		---	---
End of period	$251	$	---	$251

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

CASH

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at June 30, 2011 or December 31, 2011.

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

On June 20, 2011 Andrew Grant loaned $3,650 to the Company for general expenses.  The loan is secured by a promissory note. The terms of the note is %0 interest with no repayment schedule.

Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship.  The balance due to the related parties at June 30, 2011 and December 31, 2010 was $52,220 and $41,077, respectively.

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of June 30, 2011 and December 31, 2010 the Company incurred losses of $11,143 and $42,304, respectively.   The net operating loss in the amount of $46,109, resulting from operating activities, result in deferred tax assets of approximately $16,138 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 5. SHAREHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 50,000,000,000 shares with a par value of $0.0000001.  There were 10,000,000 and 10,000,000 shares of common stock issued and outstanding at June 30, 2011 and at December 31, 2010, respectively.

PREFERRED STOCK

The authorized preferred stock of the Company consists of 250,000,000 shares with a par value of $0.0000001.  The Company issued one (1) share of Class A Convertible Preferred Stock to Andrew Grant on June 17, 2011 for control.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2011 and at December 31, 2010.  As of June 30, 2011 and at December 31, 2010, the Company had no dilutive potential common shares.

NOTE 6. COMMITMENTS AND CONTINGENCY

LEASE ARRANGEMENTS

The Company rents office space in Indiana under an operating lease agreement which expired on January 31, 2011. After January 31, 2011 the Company has no rent obligation.

Rent expense for the period ended June 30, 2011 and for the year ended December 31, 2010 was $900 and $9,900, respectively.

The future minimum annual rent payable under such leases approximates the following:

Year Ending December 31
2011	$900
2012 and thereafter	0

$900

NOTE 7.  WARRANTS AND OPTIONS

As of June 30, 2011 there are not warrants or options outstanding to acquire any additional shares of common stock of the company

NOTE 8.  SUBSEQUENT EVENTS

On July 5, 2011, Titan Holding Group, Inc. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands.  To issue 120,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of US $30,000.00 ($0.25 per Unit).

Each Unit consists of one share of common stock of the Company (each, a “Share”) and one common share purchase warrant (a “Warrant”) subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company (each, a “Warrant Share”), as presently constituted, for a period of three (3) years commencing from the purchase date of July 5, 2011, at a price per Warrant Share of US$1.25 per Warrant Share.  The Shares, Warrants and the Warrant Shares are referred to as the “Securities”.

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

Results of Operation for the six months ended June 30, 2011 and June 30, 2010

Revenues

Revenues for October 9, 2009, inception, through the period ending June 30, 2011 in the amount of $10,371 are derived from sales of KC 9000® to independent producers in South East Kansas and South West Missouri.  Revenues for the six months ended June 30, 2011 and the six months ended June 30, 2010 were $-0- and $1,095, respectively.

Operating Expenses

The Company expenses for six months ended June 30, 2011 and the six months ended June 30, 2010, were $11,143 and $19,435, respectively.  Operating expense consists of the following:

Cost of revenues.  Cost of revenues for the six months ended June 30, 2011 and the six months ended June 30, 2010 were $-0- and $284, respectively.  Cost of revenues is related to the chemicals and shipping expenses incurred to purchase the KC 9000®.

Marketing samples.  Marketing samples for the six months ended June 30, 2011 and the six months ended June 30, 2010 were $-0- and $10,353, respectively.  Marketing samples are related to the expense incurred while testing KC 9000® on various crude oil samples and asphalt shingle reclamation testing.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2011 and six months ended June 30, 2010 were $593 and $2,498, respectively.  This result is from postage and delivery, and telephone expense.

Professional Fees. Professional fees for the six months ended June 30, 2011 and six months ended June 30, 2010 were $9,650 and $-0-, respectively.  This results from expenses associated with filing the appropriate forms with the Securities and Exchange Commission.

Rents.  Rents for the six months ended June 30, 2011 and six months ended June 30, 2010 were $900 and $5,400, respectively.

Research & Development.  Research & Development expense for the six months ended June 30, 2011 and six months ended June 30, 2010 were $-0- and $900, respectively.  This result is from laboratory testing services paid to Blackstone Labs.

Net Loss.  Net loss for the six months ended June 30, 2011 and six months ended June 30, 2010 was $11,143 and $18,340, respectively.

Financial Condition

Total assets. Total assets at June 30, 2011 and December 31, 2010 were $251 and $251, respectively.  Total assets consist of cash.

Total liabilities.  Total liabilities at June 30, 2011 and December 31, 2010 were $52,220 and $41,077 respectively.  Total liabilities at June 30, 2011consist of trade payables of $750 and due to related parties of $51,470

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has a net loss for the six months ended June 30, 2011 and six months ended June 30, 2010 of $11,143 and $18,340, respectively.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due.  At June 30, 2011 we had working capital deficit of $51,969, or the amount by which our current liabilities exceed our current assets.  Our working capital deficit was due to the results of operations.

Net cash used in operating activities for the six months ended June 30, 2011 and six months ended June 30, 2010 was $-0- and $-0-, respectively.  Net cash used in investing activities for the six months ended June 30, 2011 and six months ended June 30, 2010 was $-0- and $-0-, respectively.  Net cash provided by financing activities for the six months ended June 30, 2011 and six months ended June 30, 2010 was $-0- and $-0-, respectively.

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

As of June 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Changes in internal controls

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

(32.2)

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

TITAN HOLDING GROUP, INC.

NAME	TITLE	DATE

/s/ Brian Kistler	Principal Executive and Director	August 12, 2011
Brian Kistler