Form 10-Q/A
period 2011-06-30
Titan Holding Group, Inc.
filed 2011-08-23
CIK 1499197

United States

Security and Exchange Commission

Washington D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ___________.

Commission file number 000-54257

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

Yes (__) No (_X_).   The number of shares of the issuer’s common stock, par value $0.0000001 per share, outstanding as of June 30, 2011 was 10,000,000.

Explanatory Note

The purpose of this Amendment No. 1 to Titan Holding Group, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  This filing also rectifies an inadvertent error that occurred in the EDGAR filing process which resulted in an earlier draft of the Form 10-Q being inadvertently filed.  The earlier draft that was filed included certain numbers in the Statement of Operations that were changed in the final draft that the Company intended to file. The format of the Statement of Stockholders’ Equity also has been modified without any changes to the numerical information contained therein. This amendment also includes additional text in note one to the financial statements with a corresponding reference to the sale of unregistered securities in Part II, Item 2.: Unregistered Sales of Equity Securities and Use of Proceeds.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date; and except for those matters set forth above, does not modify or update in any way the other disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

TITAN HOLDING GROUP, INC.

(A Development Stage Entity)

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2011

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TITAN HOLDING GROUP, INC.

(A Development Stage Entity)

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheet at June 30, 2011 (unaudited) and December 31, 2010 (audited)	5

Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited) and the period October 9, 2009 (date of inception) through June 30, 2011 (unaudited)	6

Statements of Changes in Shareholders Equity for the period October 9, 2009 (date of inception) through June 30, 2011 (unaudited)	7

Statements of Cash Flows for the period ended June 30, 2011 and 2010 (unaudited) and the period October 9, 2009 (date of inception) through June 30, 2011 (unaudited)	10

Notes to Financial Statements (unaudited)	11

TITAN HOLDING GROUP INC. (A Development Stage Entity) BALANCE SHEET
	June 30,	December 31
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$251	$251

Total current assets	251	251

Total assets	$251	$251

Liabilities and Shareholder Equity
Current Liabilities
Trade payable, related party (Note 3)	52,220	41,077
Total current liabilities	52,220	41,077

Total liabilities	52,220	41,077

Shareholders’equity (Note 5)
Preferred stock, $.0000001 par value Authorized 250,000,000 shares
-1- shares issued and outstanding	---	---
Common stock, $.0000001 par value Authorized 50,000,000,000 shares
10,000,000 and 10,000,000 issued and outstanding respectively	1	1
Additional paid-in-capital	39	39
(Accumulated deficit) retained earnings during development stage	(52,009)	(40,866)

Total shareholders’ equity (deficit)	(51,969)	(40,826)
Total liabilities and shareholders’ equity	$251	$251

See accompanying notes to financial statements

TITAN HOLDING GROUP, INC. (A Development Stage Entity STATEMENT OF OPERATIONS (Unaudited)
							October 9,
							2009
		For the Three Months Ended			For the Six Months Ended		(Inception) Through
		June 30,			June 30,		June 30,
		2011	2010		2011	2010	2011
Revenue
Net Sales	$	---	$550	$	---	$1,095	$10,371

Total revenue		---	550		---	1,095	10,371

Cost and expenses
Cost of revenues		---	---		---	284	5,936
Marketing samples		---	1,207		---	10,353	10,352
Professional		5,900	---		9,650	---	26,350
Rents		---	3,600		900	5,400	11,700
Selling, general & administrative		---	1,533		593	2,498	7,142
Research & development		---	---		---	900	900
Total operating expenses		5,900	6,340		11,143	19,435	62,380
Income (Loss) from operations		(5,900)	(5,790)		(11,143)	(18,340)	(52,009)

Income tax provision (Note 4)		---	---		---	---	---
Net income (loss)		$(5,900)	$(5,790)		$(11,143)	$(18,340)	$(52,009)

Income (loss) per common share basic and diluted		$0.00	$0.00		$0.00	$0.00	---
Basic and diluted weighted average number of
Common shares outstanding		10,000,000	6,000,000		10,000,000	6,000,000	---

	See accompanying notes to financial statements

TITAN HOLDING GROUP, INC. (A Development Stage Entity Statement of Stockholders Equity
Dollars and Shares figures are exact.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Statement of Stockholders’ Equity

10/09/2009 to 12/31/2009
Shares Issued {starting}	---	---	---	---	---	---	---
Stockholders' Equity {starting}	---	---	---	---	---	---	---
Cumulative Effect of Initial Adoption of New Accounting Principle	---	---	---	---	---	---	---
Stock Issued During Period, Value, Stock Options Exercised	---	0.60	---	---	---	---	0.60
Stock Issued During Period, Shares, Stock Options Exercised	---	6,000,000	---	---	---	---	6,000,000
Stock Repurchased During Period, Value	---	---	---	---	---	---	---
Treasury Stock, Shares, Acquired	---	---	---	---	---	---	---
Adjustments to Additional Paid in Capital, Tax Effect from Share-based Compensation	---	---	---	---	---	---	---
Stock-based compensation expense	---	---	---	---	---	---	---
Other Comprehensive Income (Loss), Net of Tax, Period Increase (Decrease)	---	---	---	---	---	---	---
Net Income (Loss) qualified	---	---	---	1,438	---	---	1,438
Shares Issued {ending}	---	6,000,000	---	---	---	---	6,000,000
Stockholders' Equity {ending}	---	0.60	---	1,438	---	---	1,439

01/01/2010 to 12/31/2010
Cumulative Effect of Initial Adoption of New Accounting Principle	---	---	---	---	---	---	---
Stock Issued During Period, Value, Stock Options Exercised	---	0.40	39	---	---	---	39
Stock Issued During Period, Shares, Stock Options Exercised	---	4,000,000	---	---	---	---	4,000,000
Stock Repurchased During Period, Value	---	---	---	---	---	---	---
Treasury Stock, Shares, Acquired	---	---	---	---	---	---	---
Adjustments to Additional Paid in Capital, Tax Effect from Share-based Compensation	---	---	---	---	---	---	---
Stock-based compensation expense	---	---	---	---	---	---	---
Other Comprehensive Income (Loss), Net of Tax, Period Increase (Decrease)	---	---	---	---	---	---	---
Net Income (Loss) qualified	---	---	---	-42,304	---	---	-42,304
Shares Issued {ending}	---	10,000,000	---	---	---	---	10,000,000
Stockholders' Equity {ending}	---	1	39	-40,866	---	---	-40,826

01/01/2011 to 06/30/2011
Cumulative Effect of Initial Adoption of New Accounting Principle	---	---	---	---	---	---	---
Stock Issued During Period, Value, Stock Options Exercised	---	---	---	---	---	---	---
Stock Issued During Period, Shares, Stock Options Exercised	1	---	---	---	---	---	1
Stock Repurchased During Period, Value	---	---	---	---	---	---	---
Treasury Stock, Shares, Acquired	---	---	---	---	---	---	---
Adjustments to Additional Paid in Capital, Tax Effect from Share-based Compensation	---	---	---	---	---	---	---
Stock-based compensation expense	---	---	---	---	---	---	---
Other Comprehensive Income (Loss), Net of Tax, Period Increase (Decrease)	---	---	---	---	---	---	---
Net Income (Loss) qualified	---	---	---	-11,143	---	---	-11,143
Shares Issued {ending}	1	10,000,000	---	---	---	---	10,000,001
Stockholders' Equity {ending}	---	1	39	-52,009	---	---	-51,969

See accompanying notes to financial statements

TITAN HOLDING GROUP, INC. (A Development Stage Entity) STATEMENT OF CASH FLOWS (Unaudited)
				October 9, 2009
				(Inception)
	For the Six Months Ended			Through
	June 30,		June 30,	June 30,
	2011		2010	2011
Cash flows from operating activities
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

On June 17, 2011, Andrew D. Grant acquired control of Titan Holding Group, Inc. (“Titan” or the “Company”) via our issuance to him of one share of our Class A Convertible Preferred Stock (the “Preferred Stock”). Mr. Grant was issued the Preferred Stock in connection with and as consideration for his agreement to accept an appointment as an officer and director for the Company. The certificate of designations for the Preferred Stock provides that as a class it possesses a number of votes equal to seventy-five percent (75%) of all votes of capital stock of the Company that could be asserted in any matter put to a vote of the shareholders of the Company.

On June 17, 2011, we appointed Andrew D. Grant as a member of the board of directors and as president, secretary and treasurer for the Company. There have been no related transactions between the Company and Mr. Grant since the beginning of our last fiscal year.

The Company is headquartered in Casper, Wyoming.

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

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of June 30, 2011 and December 31, 2010 the Company incurred losses of $11,143 and $42,304, respectively.   The net operating loss in the amount of $42,304, resulting from operating activities, result in deferred tax assets of approximately $14,806 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

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

On July 27, 2011, Titan Holding Group, Inc. (“Titan” or the “Company”) entered into a Property Purchase Agreement (the “Agreement”) with Powder River Coal Investments, Inc. (“PRCI”) a corporation maintaining its principal place of business at Wisniowy Business Park, Budynek E-ul, Ilzecka 26, Warsaw, 02-135, Poland. Pursuant to the Agreement, Titan agreed to purchase from PRCI, certain leasehold interests relating to 3 sections/parcels of property that include coal deposits and are located in Campbell County, Wyoming.

In exchange for acquisition of the leasehold interests, Titan agreed to tender consideration to PRCI consisting of two hundred forty thousand (240,000) shares of Titan common stock deliverable over a period of twenty-seven (27) months.  Additionally, PRCI will retain a 10% Net Smelter Returns Royalty (“NSR”) on the gross mineral production. Regarding coal, the royalty will be 10% of value received when delivered to rail head or truck loading facility. PRCI also will be paid an annual advance royalty of twenty thousand dollars ($20,000) per section ($60,000 total) as annual payment to keep leases in full force and effect. This payment is subject to an annual increase based on inflation. Finally, Titan will provide a payment to PRCI equal to the State of Wyoming annual $2/acre lease payment (due annually on February 1st) at least 60 days before the amount is due. If PRCI makes the payment on behalf of Titan, double the amount is due back to PRCI within 30 days of notice or the lease is null and void. Notice must be served to Titan by PRCI.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 17, 2011, Andrew D. Grant acquired control of Titan Holding Group, Inc. (“Titan” or the “Company”) via our issuance to him of one share of our Class A Convertible Preferred Stock (the “Preferred Stock”). Mr. Grant was issued the Preferred Stock in connection with and as consideration for his agreement to accept an appointment as an officer and director for the Company. The certificate of designations for the Preferred Stock provides that as a class it possesses a number of votes equal to seventy-five percent (75%) of all votes of capital stock of the Company that could be asserted in any matter put to a vote of the shareholders of the Company.

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

Sarbanes-Oxley Act of 2002

(101.INS)

XBRL Instance Document

Filed herewith

(101.SCH)

XBRL Taxonomy Ext. Schema Document

Filed herewith

(101.CAL)

XBRL Taxonomy Ext. Calculation Linkbase Document

Filed herewith

(101.DEF)

XBRL Taxonomy Ext. Definition Linkbase Document

Filed herewith

(101.LAB)

XBRL Taxonomy Ext. Label Linkbase Document

Filed herewith

(101.PRE)

XBRL Taxonomy Ext. Presentation Linkbase Document

Filed herewith

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

TITAN HOLDING GROUP, INC.

NAME	TITLE	DATE

/s/ Brian Kistler	Principal Financial Officer and Director	August 22, 2011
Brian Kistler