Form 10-Q
period 2011-09-30
Powder River Coal Corp.
filed 2011-11-17
CIK 1499197

United States

Security and Exchange Commission

Washington D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ___________.

Commission file number 000-54257

POWDER RIVER COAL CORP.

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

Yes (__) No (_X_).   The number of shares of the issuer’s common stock, par value $0.0000001 per share, outstanding as of September 30, 2011 was 10,300,000.

POWDER RIVER COAL CORP.

(f/k/a Titan Holding Group, Inc.,)

(A Development Stage Entity)

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended September 30, 2011

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

POWDER RIVER COAL CORP.

(f/k/a Titan Holding Group, Inc.,)

(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheet at September 30, 2011 (unaudited) and December 31, 2010 (audited)	4

Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited) and the period October 9, 2009 (date of inception) through September 30, 2011 (unaudited)	5

Statements of Changes in Shareholders Equity for the period October 9, 2009 (date of inception) through September 30, 2011 (unaudited)	6

Statements of Cash Flows for the period ended September 30, 2011 and 2010 (unaudited) and the period October 9, 2009 (date of inception) through September 30, 2011 (unaudited)	7

Notes to Financial Statements	8

Powder River Coal Corp. (f/k/a Titan Holding Group, Inc.,) (AN EXPLORATION STAGE COMPANY) BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$6,298	$251
Prepaid expenses	2,570	-

Total Current Assets	8,868	251

MINERAL PROPERTIES
Mineral properties	60,000	-
Depletion, depreciation and amortization	-	-
Mineral Properties, net	$60,000	$-

Total Assets	$68,868	$251

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable	$7,768	$-
Trade payables (note 3)	-	41,077
Advances from other stockholders	7,203	-
Other current liabilities	40,000	-

Total Current Liabilities	54,971	41,077

POWDER RIVER COAL CORP. STOCKHOLDERS’ DEFICIT:
Preferred stock $.0000001 par value. Authorized 250,000,000
shares, -0- (Unaudited) shares issued and outstanding	-	-
Common Stock, $.0000001 par value. Authorized 500,000,000 shares
10,300,000 (Unaudited) and 6,000,000 (Audited) shares issued and
outstanding	1	1
Additional paid-in capital	75,039	39
Accumulated earnings/(deficit)	13,635	(40,866)
Retained earnings (deficit) during exploration stage	(74,778)	-

Total Titan Holding Group, Inc. Stockholder’s Deficit	13,897	(40,826)

NONCONTROLLING INTEREST	-	-

Total Liabilities and Deficit	$68,868	$251

See accompanying notes to the financial statements

Powder River Coal Corp. (f/k/a Titan Holding Group, Inc.,) (AN EXPLORATION STAGE COMPANY) STATEMENT OF OPERATIONS (Unaudited)

		Three Months Ended September 30,				Nine Months Ended September 30,				October 9, 2009 (Inception) through September 30,
		2011		2010		2011		2010		2011
Operating expenses
Cost of revenues		---		---		---		---		---
Marketing samples	$	---	$	---	$	---	$	---	$	---
Professional fees		9,375		---		19,025		---		36,625
Rents		4,500		---		5,400		---		15,300
Selling, general & administrative		49,761		---		50,353		---		63,719
Research & development		---		---		---		---		---

Total operating expenses		63,636		---		74,778		---		115,644

Loss from continuing operations before Income taxes		(63,636)		---		(74,787)		---		(115,644)

Income tax provision (Note 4)
Federal		---		---		---		---		---
State		---		---		---		---		---

Total income tax provision		---		---		---		---		---

Net loss from continuing operations		(63,636)	$	---		(74,787)	$	---		(115,644)

Discontinued Operations
Profit/(loss) from operations of discontinued operations, net of taxes		---		(8,912)		---		(27,252)		---
Profit/(loss) from disposal of discontinued operations, net of taxes		54,501		---		54,501		---		54,501

Loss from discontinued operations, net of taxes		54,501		(8,912)		54,501		(27,252)		54,501

Net Loss		$(9,135)		$(8,912)		$(20,277)		$(27,252)		$(61,143)

Net loss per common share – basic and diluted
Continuing operations		$(0.01)	$	---		$(0.01)	$	---		$(0.01)
Discontinued Operations		0.01		(0.89)		0.01		(0.00)		0.01
Total net loss per common share		$(0.00)		$(0.89)		$(0.00)		$(0.00)		$(0.01)

Weighted common shares outstanding
– basic and diluted		10,041,834		10,000,000		10,041,834		6,533,333		10,041,834

See accompanying notes to the financial statements

Powder River Coal Corp. (f/k/a Titan Holding Group, Inc.,) (AN EXPLORATION STAGE COMPANY) STATEMENT OF EQUITY (DEFICIT) For the period December 31, 2010 through September 30, 2011 (Unaudited)

												Deficit		Total
												Accumulated		Corp
	Preferred Stock			Common Stock				Additional		Accumulated		during the		Shareholder		Total
	Number of			Number of				Paid-in		Earnings		Exploration		Equity		Equity
	Shares		Par Value	Shares		Par Value		Capital		(Deficit)		Stage		(Deficit)		(Deficit)

Balance at October 9, 2009 (inception)	---	$	---	---	$	---	$	---	$	---	$	---	$	---	$	---

Issuance of common stock in payment of organizational
Expenses on behalf of the Company, October 9, 2009
At $0.0000001 per share (par) (Note 5)	---		---	6,000,000		0.60		---		---		---		---		---

Net Income	---		---	---		---		---		1,438		---		1,438		1,438

Balance at December 31, 2009	---		---	6,000,000		1		---		1,438		---		1,438		1,438

Sale of 4,000,000 shares of common stock to various accredited
Investors at $0.0000001 per share, August 1, 2010 (Note 5)	---		---	4,000,000		0.40		39		---		---		40		40

Net loss (audited)	---		---	---		---		---		(42,304)		---		---		(42,304)

Balance at December 31, 2010 (audited)	---		---	10,000,000		1		39		(40,866)		---		(40,826)		(40,826)

Issuance of 1 share of Class A convertible Preferred Stock at Par
$0.0000001 to a related party for control	1		---	---		---		---		---		---		---		---

Equity units inclusive one common share and one warrant issued
For cash on July 11, 2011 at $0.25 per unit	---		---	120,000		0.01		30,000		---		---		30,000		30,000

Equity units inclusive one common share and one warrant issued
For cash on September 13, 2011 at $0.25	---		---	100,000		0.01		25,000		---		---		25,000		25,000

Shares issued for mineral property acquisition	---		---	80,000		0.01		20,000		---		---		20,000		20,000

Net loss for the period ended September 30, 2011 (unaudited)	---		---	300,000		0.03		75,000		54,501		(74,778)		(20,277		(20,277)

Balance at September 30, 2011 (unaudited)	1		---	10,300,000		1		75,039		13,635		(74,778)		(61,143)		13,897

See accompanying notes to the financial statements

Powder River Coal Corp. (f/k/a Titan Holding Group, Inc.,) (AN EXPLORATION STAGE COMPANY) STATEMENT OF CASH FLOWS

		Nine Months		Nine Months
		Ended		Ended
		September 30, 2011		September 30, 2010
		(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(20,277)		$(27,252)

Adjustment to reconcile net loss to net cash used in operating activities
Impairment of mineral properties		---		---
Stock issued to purchase mineral properties		---		---
Debt forgiven, included in profit from discontinued operations, net of taxes		(41,077)		---
Changes in operating assets and liabilities:
Accounts receivable		---		1,439
Prepaid expenses		(2,570)		---
Accounts payable		7,768		26,315
Accrued expenses		---		---
Other current liabilities		40,000		---

Net cash used in operating activities		(16,156)		502

CASH FLOWS FROM INVESTING ACTIVITES:
Cash paid in disposal of discontinued operations		---		---
Purchase of property, plant and equipment		(40,000)		---
Proceeds from disposal of property and equipment		---		---

Net cash used in investing activities		(40,000)		---

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from stockholders		7,203		---
Proceeds from sale of common stock		55,000		39

Net cash provided by financing activities		62,203		39

NET CHANGE IN CASH		6,047		541

Cash at beginning of period		251		---

Cash at end of period		$6,298		$541

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest	$	---	$	---
Income taxes paid	$	---	$	---

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for acquisition of mineral properties		$20,000	$	---

See accompanying notes to the financial statements

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.,)

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

On June 17, 2011, the Company appointed Andrew D. Grant as a member of the board of directors and as president, secretary and treasurer for the Company. There have been related transactions between the Company and Mr. Grant since the beginning of our last fiscal year.

Upon acquisition of certain coal mine properties on July 27, 2011 the Company decided to engage in the business of acquiring, exploring and developing mineral properties.

On October 20, 2011, Titan Holding Group, Inc., filed a Certificate of Amendment of Certificate of Incorporation with the Florida Division of Corporations, and changed its name to Powder River Coal Corp. (“Powder River Coal Corp.” of “the Company”) upon the acquisition of certain coal properties.  The change of name better reflected the change in the nature of the business.

On October 23, 2011, Powder River Coal Corp., (f/k/a Titan Holding Group, Inc.,) terminated its contract with Freedom Energy Holdings, the company’s only customer. At this date all liabilities and debts of Powder River Coal Corp., which relate to or arise out of the operations of the contract and the indemnification by Freedom Energy Holdings of all losses, liabilities, claims, damages, costs and expenses that may be suffered by Powder River Coal Corp. at any time which arise out of the operations of the contract.  Gains from cancellation of the contract of the discontinued operations amounted to $54,501. The financial statements for the interim period ended September 30, 2010 have been presented to give retroactive effect to the discontinuance of the discontinued operations.

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

RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

EXPLORATION STAGE COMPANY

Upon acquisition of certain coal mine properties on July 27, 2011 the Company decided to engage in the business of acquiring, exploring and developing mineral properties.  Although the Company acquired mineral properties, a substantial portion of the Company’s activities has involved establishing the business and the Company has neither started exploring the mineral properties, nor generated any revenue to date.  Upon entry into mining exploration business the Company became an exploration stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

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

CARRYING VALUE, RECOVERABILITY AND IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Management periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records taken from previous mine operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants.  When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

CASH

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were cash equivalents of $6,298 and $0 as at September 30, 2011 and December 31, 2011.

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

MINERAL PROERTIES

The Company follows Section 930 of the FASB Accounting Standards Codification for its mineral properties.  Mineral properties and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  General exploration costs and costs to maintain rights and leases, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

The provision for depreciation, depletion and amortization (“DD&A”) of mineral properties is calculated on a property-by-property basis using the unit-of-production method.  Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all general exploration costs, if any, are being expended.

RELATED PARTIES

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involvedb) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

COMMITMENTS AND CONTINGENCIES

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

NOTE 3. MINERAL PROPERTIES

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

NOTE 4. BALANCE SHEET COMPONENTS

PAYABLES TO RELATED PARTY

During the period, from inception, advances have been made to the Company by the shareholders for cash flow funding.  The amounts advanced are temporary in nature, demand notes with no repayment terms and is non-interest bearing.

On October 23, 2011, Powder River Coal Corp., (f/k/a Titan Holding Group, Inc.,) terminated its contract with Freedom Energy Holdings, the company’s only customer. At this date all liabilities and debts of Powder River Coal Corp., which relate to or arise out of the operations of the contract and the indemnification by Freedom Energy Holdings of all losses, liabilities, claims, damages, costs and expenses that may be suffered by Powder River Coal Corp. at any time which arise out of the operations of the contract.  Gains from cancellation of the contract of the discontinued operations amounted to $54,501.

On September 21, 2011, in a private equity transaction, Mr. Grant acquired the 6,000,000 (60%) shares of the company from Lanham and Lanham, LLC. The purchase price was $50,000.00 or $0.008 per share. Mr. Grant utilized his own funds for the purchase.

The major stockholder and officer advanced $7,203 to the Company for general expenses. The loan is secured by a promissory note. The terms of the note is 0% interest with no repayment schedule.

The balance due to the related parties at September 30, 2011 and December 31, 2010 was $7,203 and $41,077, respectively.  During the quarter ended September 30, 2011, the prior majority shareholder issued a note of forgiveness of debt owed to him by the Company.  The forgiveness of this obligation, in the amount of $46,850, was recognized as income and included in the discontinued operations.

Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship.

NOTE 5. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of September 30, 2011 and December 31, 2010 the Company incurred losses of $9,135 and $42,304, respectively.  The net operating loss in the amount of $9,135, resulting from operating activities, result in deferred tax assets of approximately $3,197 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 6. SHAREHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 50,000,000,000 shares with a par value of $0.0000001.  There were 10,300,000 and 10,000,000 shares of common stock issued and outstanding at September 30, 2011 and at December 31, 2010, respectively.

On July 5, 2011, Titan Holding Group, Inc. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands.  To issue 120,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of US $30,000.00 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three

(3) years commencing from the purchase date of July 5, 2011, at a price per Warrant Share of US$1.25 per Warrant Share.

On September 13, 2011, Titan Holding Group, Inc. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands.  To issue 100,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of US $25,000.00 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of September 13, 2011, at a price per Warrant Share of US$1.25 per Warrant Share.

PREFERRED STOCK

The authorized preferred stock of the Company consists of 250,000,000 shares with a par value of $0.0000001.  The Company issued one (1) share of Class A Convertible Preferred Stock to Andrew Grant on June 17, 2011 for control.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

The following table shows the potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2011 and the year ended December 31, 2010 as they were anti-dilutive:

	For the Interim Period	For the Year
	Ended	Ended
	September 30, 2011	December 31, 2010

Warrants issued on July 5, 2011 in connection with Private Placement inclusive of warrants to purchase 120,000 shares to the investor at $1.25 per share expiring three (3) years from date of issuance	120,000	-

Warrants issued on September 13, 2011 in connection with Private Placement inclusive of warrants to purchase 120,000 shares to the investor at $1.25 per share expiring three (3) years from date of issuance	100,000	-

Total potentially outstanding dilutive shares	220,000	-

NOTE 7. COMMITMENTS AND CONTINGENCY

WYOMING MINERAL PROPERTY

On July 27, 2011, Titan Holding Group, Inc. entered into a Property Purchase Agreement with Powder River Coal Investments, Inc. (“PRCI”) Under the terms of the agreement the Company will pay PRCI an annual advance royalty of twenty thousand dollars ($20,000) per section ($60,000 total) as annual payment to keep the leases in full force and effect. This payment is subject to an annual increase based on inflation. Finally, the Company will provide a payment to PRCI equal to the State of Wyoming annual $2/acre lease payment (due annually on February 1st) at least 60 days before the amount is due. If PRCI makes the payment on behalf of the Company, double the amount is due back to PRCI within 30 days of notice or the lease is null and void. Notice must be served to the Company by PRCI.

LEASE ARRANGEMENTS

The Company rents office space in Indiana under an operating lease agreement which expired on January 31, 2011.

On December 1, 2010 the company entered into a sublease agreement to rent office space in Casper, Wyoming. The agreement is valid for 12 months and the basic monthly rent is $450 per month.

Rent expense for the period ended September 30, 2011 and for the year ended December 31, 2010 was $5,400 and $9,900, respectively.

The future minimum annual rent payable under such leases approximates the following:

Year Ending December 31
2011	$1,350
2012 and thereafter	450

$1,800

NOTE 8.  WARRANTS AND OPTIONS

Description of warrants

In connection with the sale of 220,000 shares of its common stock at $0.25 per share or $55,000 in gross proceeds to one investor during the three months to September 30, 2011, the Company issued a three (3) year common stock purchase warrant to purchase an additional 220,000 shares of its common stock at $1.25 per share earned and exercisable upon issuance.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility	100.6%	*

Risk-free interest rate	0.75%

Dividend yield	0.00%

* As a thinly traded public entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public traded coalmine companies to calculate the expected volatility.  The reason for selecting comparable public traded coalmine companies is that the Company plans to engage in coalmine business.  The Company calculated five (5) comparable public traded coalmine companies’ historical volatility over the expect life of the warrants and averaged the five (5) comparable public traded coalmine companies’ historical volatility as its expected volatility.

The Company allocated the gross proceeds of $55,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $250,000 and $25,000, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

Exercise of warrants and warrants outstanding

For the interim period ended September 30, 2011, none of the warrants have been exercised and as of September 30, 2011 warrants to purchase 220,000 shares of Company common stock remain outstanding.

Summary of warrant activities

The table below summarizes the Company’s non-derivative warrant activities through September 30, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, December 31, 2010	-	$-	$-	$-	$-

Granted	220,000	$1.25	$1.25	$25,000	-

Canceled for cashless exercise	-	-	-	-	-

Exercised (Cashless)	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2011	220,000	$1.25	$1.25	$25,000	$-

Earned and exercisable, September 30, 2011	220,000	$1.25	$1.25	$25,000	$-

Unvested, September 30, 2011	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1.25	220,000	3.00	$1.25	220,000	3.00	$1.25

$1.25	220,000	3.00	$1.25	220,000	3.00	$1.25

NOTE 9.  SUBSEQUENT EVENTS

On October 11, 2011, Mr. Brian Kistler, resigned all positions he held with the Company, including Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors.  Mr. Kistler does not have any disagreement with the Company regarding any matter including our operations, policies or practices.

On October 11, 2011, the Company appointed Andrew D. Grant to the positions of Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors for the Company.

On October 20, 2011, Titan Holding Group, Inc filed a Certificate of Amendment of Certificate of Incorporation with the Florida Division of Corporations, and (i) changed its name to Powder River Coal Corp. (“Powder River Coal Corp.” of “The Company”) upon the acquisition of certain coal properties; (ii) designated a new principal office and mailing address for the Company which is 123 W. 1st Street, Suite 675, Casper, Wyoming; (iii) reduced the number of authorized shares of our common stock to three hundred million (300,000,000).

On October 20, 2011 Andrew D. Grant, President, CEO and principal shareholder of the Company surrendered 1,750,000 shares of Company common stock owned by him, thus reducing his ownership from 6,000,000 shares to 4,250,000 shares and reducing the Company’s issued and outstanding common shares from 10,300,000 shares to 8,550,000 shares, at that time.

In November 16th 2011, Powder River Coal Corp. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island,

Marshall Islands.  To issue 160,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of US $40,000.00 ($0.25 per Unit).

Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of November, 2011, at a price per Warrant Share of US$1.25 per Warrant Share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND REULTS OF OPERATION.

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

Our Business Overview

Powder River Coal Corp., (the "Company") (f/k/a Titan Holding Group, Inc.,) a Florida corporation, historically provided marketing of KC 9000® primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest of the United States of America (the “U.S.”). In June 2011 the Company completed a change of control which was followed by the company entering a new line of business in July 2011. Accordingly, comparisons between the operating results of the quarter last year and this year may not be meaningful.

Results of Operation for the nine months ended September 30, 2011 and September 30, 2010

Revenues

Revenues for October 9, 2009, inception, through the period ending September 30, 2011 in the amount of $10,371 are derived from sales of KC 9000® to independent producers in South East Kansas and South West Missouri.  Revenues for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 were $-0- and $1,095, respectively.

Operating Expenses

The Company expenses for nine months ended September 30, 2011 and the nine months ended September 30, 2010, were $74,778 and $27,252, respectively.  Operating expense consists of the following:

Cost of revenues.  Cost of revenues for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 were $-0- and $284, respectively.  Cost of revenues is related to the chemicals and shipping expenses incurred to purchase the KC 9000®.

Marketing samples.  Marketing samples for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 were $-0- and $10,353, respectively.  Marketing samples are related to the expense incurred while testing KC 9000® on various crude oil samples and asphalt shingle reclamation testing.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2011 and nine months ended September 30, 2010 were $49,761 and $3,761, respectively.  This result is from postage and delivery, and telephone expense in 2010. The increased expenses in 2011 were incurred due to directors salaries and increased operational activities in the new line of business.  We anticipate incurring further increased expenses once we begin exploration activities and will require additional funding to support our working capital needs.

Professional Fees. Professional fees for the nine months ended September 30, 2011 and nine months ended September 30, 2010 were $9,375 and $5,849, respectively.  This results from expenses associated with filing the appropriate forms with the Securities and Exchange Commission.

Rents.  Rents for the nine months ended September 30, 2011 and nine months ended September 30, 2010 were $5,400 and $7,200, respectively.

Research & Development.  Research & Development expense for the nine months ended September 30, 2011 and nine months ended September 30, 2010 were $-0- and $900, respectively.  This result is from laboratory testing services paid to Blackstone Labs.

Net Loss.  Net loss for the nine months ended September 30, 2011 and nine months ended September 30, 2010 was $20,277 and $27,252, respectively. The net loss from continuing operations for the nine months ended September 30, 2011 was $74,778 and there was a profit on the disposal of the discontinued operations of $54,501.

Financial Condition

Total assets. Total assets at September 30, 2011 and December 31, 2010 were $68,868 and $251, respectively.  Total assets consist of cash, prepaid expenses and mineral properties.

Total liabilities.  Total liabilities at September 30, 2011 and December 31, 2010 were $54,971 and $41,077 respectively.  Total liabilities at September 30, 2011consist of account payables of $7,768, dues to related parties of $7,203 and other current liabilities which include common stock to be issued for mineral properties of $40,000.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has a net loss from continuing and discontinued operations for the nine months ended September 30, 2011 and nine months ended September 30, 2010 of $74,778 and $27,252, respectively.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due.  At September 30, 2011 we had working capital surplus of $13,897, or the amount by which our current assets exceed our current liabilities.  Our working capital surplus was due to the results of purchases of mineral properties.

Net cash used in and provided by operating activities for the nine months ended September 30, 2011 and nine months ended September 30, 2010 was $16,156 and $502, respectively.  Net cash used in investing activities for the nine months ended September 30, 2011 and nine months ended September 30, 2010 was $40,000 and $-0-, respectively.  Net cash provided by financing activities for the nine months ended September 30, 2011 and nine months ended September 30, 2010 was $62,203 and $-0-, respectively.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this filing.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.  See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.” Our plan is to acquire potential mineral producing properties by paying the bulk of the purchase price in our stock and to fund our operations through the private sale of our stock.  We have acquired several properties to date, but cannot give any assurance that we will be able to successfully sell stock at levels to meet our obligations under our property acquisition agreement.

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

As of September 30, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Changes in internal controls

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

(10.3)

Property Purchase Agreement

See Exhibit Key

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

Commission on August 18, 2010.

10.2

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on August 18, 2010.

10.3

Incorporated by reference herein to the Company’s Form 8-K

Current Report filed with the Securities and Exchange

Commission on August 1, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

POWDER RIVER COAL CORP.

NAME	TITLE	DATE

/s/ Andrew D. Grant	Principal Executive Officer, Principal Financial Officer,	November 16, 2011
Andrew D. Grant