Form 10-Q/A
period 2011-09-30
Powder River Coal Corp.
filed 2011-11-17
CIK 1499197

United States

Security and Exchange Commission

Washington D.C. 20549

Form 10-Q/A

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Powder River Coal Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 16, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date; and except for those matters set forth above, does not modify or update in any way the other disclosures made in the original Form 10-Q.

ITEM 6.  Exhibits.

Exhibit Number and Description

(31.1)

Certificate of Chief Executive Officer and

Chief Financial Officer

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002  *

(32.1)

Certification of Chief Executive Officer and

Chief Financial Officer

pursuant to 18 U.S.C. § 1350,

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002  *

101.INS

XBRL Instance Document**

101.SCH

XBRL Taxonomy Extension Schema Document**

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB

XBRL Taxonomy Extension Label Linkbase Document**

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document**

*These exhibits were previously included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 16, 2011.

**Furnished herewith. Pursuant to Rule 406T of Regulation ST, the interactive data files on Exhibits 101 included herewith are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under this section.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

POWDER RIVER COAL CORP.

NAME	TITLE	DATE

/s/ Andrew D. Grant	Principal Executive Officer, Principal Financial Officer	November 17, 2011
Andrew D. Grant

2