Form 10-K
period 2011-12-31
Powder River Coal Corp.
filed 2012-04-16
CIK 1499197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-54257

POWDER RIVER COAL CORP.
(Exact Name of Registrant as specified in its charter)
Florida	27-3079741
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

123 W. 1st Street, Suite 675, Casper, Wyoming	82601
(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip Code) 307-459-0571

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered

None

N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     (_) Yes (X) No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.

(_) Yes (X) No

Note – Checking the box above will not relieve any  registrant  required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (X) Yes (_) No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (_) Yes (X) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (_)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_) Non-accelerated filer (_) (Do not check if a smaller company)	Accelerated filer (_) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

(_) Yes (X) No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.00

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

(_) Yes (_) No

(APPLICABLE ONLY TO CORPORATE REGISTRNTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s common stock, par value $0.0000001 per share, outstanding as of April 10, 2012 was 121,580,000.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

NONE

POWDER RIVER COAL CORP.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2011

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Powder River Coal Corp. for the year ended December 31, 2011 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.  The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report.  This annual report contains forward looking statements that involve risks and uncertainties.  We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this annual report.  Our actual results could differ materially from those anticipated in these forward-looking statements.

PART I

Item 1. Business

Powder River Coal Corp. (“Powder River Coal” or the “Company”), f/k/a, Titan Holding Group, Inc. (“Titan”), is a Florida corporation.  The Company formerly provided marketing of KC 9000® primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of various crude oil treatment projects. We formerly conducted our operations primarily in Kansas with a focus on global marketing opportunities.

On June 17, 2011, Andrew D. Grant acquired control of the Company via our issuance to him of one share of our Class A Convertible Preferred Stock (the “Preferred Stock”). Mr. Grant was issued the Preferred Stock in connection with and as consideration for his agreement to accept an appointment as an officer and director for the Company. The certificate of designations for the Preferred Stock provides that as a class it possesses a number of votes equal to seventy-five percent (75%) of all votes of capital stock of the Company that could be asserted in any matter put to a vote of the shareholders of the Company.

On June 17, 2011, the Company appointed Andrew D. Grant as a member of the board of directors and as president, secretary and treasurer for the Company. Mr. Grant was named Chief Executive Officer of the Company on October 11, 2011.   Mr. Grant has loaned the Company $7,203 this fiscal year.

On July 27, 2011 the company acquired a 100% interest in three (3) sections of coal rights (1920 acres) concessions located in Gillette in the State of Wyoming.  Upon acquisition of these Company decided to engage in the business of acquiring, exploring and developing mineral properties.  Powder River Coal Corp. intends to pursue an exploration program to develop its portfolio of properties with a view to establish sufficient mine bearing reserves.  In addition, the Company intends to identify and acquire further mineral assets with which to develop and grow its portfolio.

On October 20, 2011, Titan filed a Certificate of Amendment of Certificate of Incorporation with the Florida Division of Corporations, to change its name to Powder River Coal Corp. and to increase the authorized common shares to 300,000,000.  The change of name better reflected the change in the nature of the business.

On October 23, 2011, Powder River Coal terminated its contract with Freedom Energy Holdings, the Company’s only customer. At this date all liabilities and debts of Powder River Coal that relate to or arise out of the operations of the contract and the indemnification by Freedom Energy Holdings of all losses, liabilities, claims, damages, costs and expenses that may be suffered by Powder River Coal at any time which arise out of the operations of the contract are extinguished.  Gains from cancellation of the contract of the discontinued operations amounted to $54,501. The financial statements for the interim period ended September 30, 2010 have been presented to give retroactive effect to the discontinuance of the discontinued operations.

On November 21, 2011, the Company effected a forward stock split of all issued and outstanding common stock on a fourteen (14) shares for one (1) share basis. The Company’s stock was increased from 8,710,000 shares of common stock issued and outstanding to approximately 121,940,000 shares following the split. In accordance with ASC 505, the effect of the forward stock split has been retroactively applied to these financial statements.

The Company has not earned any revenues to date and does not anticipate earning revenues until such time as we enter into commercial production of our mineral assets.  We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposit exists on our mineral claim or that we will discover commercially exploitable levels of mineral resources on our property, or if such deposits are discovered, that we will enter into further substantial exploration programs.  Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claim possesses commercially exploitable mineral deposits.

The Company is headquartered in Casper, Wyoming.

Item 1A. Risk Factors

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

NONE

Item 2. Properties

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

Item 4. Mine Safety Disclosures

NONE.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

No public market for common stock

There is presently no public market for our common stock.  There is no assurance that a trading market will develop, or, if developed, that it will be sustained.

Holders

On April 10, 2012 there were 19 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On July 5, 2011, the (Company) entered into a Subscription Agreement with Evpatoria Holdings, Ltd., to issue 120,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of US$30,000.00 ($0.25 per Unit).

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

On September 13, 2011, (the Company) entered into a Subscription Agreement with Evpatoria Holdings, Ltd., to issue 100,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of US$25,000.00 ($0.25 per Unit).

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

On November 18, 2011, (the Company) received subscription proceeds in connection with a Subscription Agreement it executed on October 31, 2011 with Evpatoria Holdings, Ltd., to issue 160,000 Units of the Company’s unregistered Securities at the aggregate price of US$40,000.00 ($0.25 per Unit).

Each Unit consists of one share of common stock of the Company (each, a “Share”) and one common share purchase warrant (a “Warrant”) subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company (each, a “Warrant Share”), as presently constituted, for a period of three (3) years commencing from the Closing Date of November 18, 2011, at a price per Warrant Share of US$1.25 per Warrant Share.  The Shares, Warrants and the Warrant Shares are referred to as the “Securities”.

The Company relied upon the transaction exemptions set forth pursuant to Securities and Exchange Commission Regulation S (“Regulation S”) in connection with the issuance of its unregistered Securities. The subscribing foreign entity provided the following acknowledgements, representations and warranties to the Company in connection with the sale under Regulation S:

a.

none of the Securities have been registered under the Securities Act of 1933 (the “1933 Act”), or under any state securities or “blue sky” laws of any state of the United States, and, unless so registered, may not be offered or sold in the United States or, directly or indirectly, to U.S. Persons, as that term is defined in Regulation S under the 1933 Act, except in accordance with the provisions of Regulation S, pursuant to an effective registration statement under the 1933 Act, or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the 1933 Act and in each case in accordance with applicable state and federal securities laws;

b.

the Subscriber has not acquired the Units as a result of, and will not itself engage in, any “directed selling efforts” (as defined in Regulation S under the 1933 Act) in the United States in respect of the Units which would include any activities undertaken for the purpose of, or that could reasonably be expected to have the effect of, conditioning the market in the United States for the resale of any of the Securities;

c.

the Company will refuse to register any transfer of the Shares and/or Warrant Shares not made in accordance with the provisions of Regulation S, pursuant to an effective registration statement under the 1933 Act or pursuant to an available exemption from the registration requirements of the 1933 Act and in accordance with applicable state and federal securities laws; and

d.

the statutory and regulatory basis for the exemption claimed for the offer of the Units, although in technical compliance with Regulation S, would not be available if the offering is part of a plan or scheme to evade the registration provisions of the 1933 Act or any applicable state and federal securities laws.

Based upon the foregoing facts and representations of subscriber and the Company’s familiarity such foreign subscriber, the Company is satisfied that it has complied with the requirements of Regulation S.

Item 6. Selected Financial Data

Selected Financial data – Annual:

		Year ending December 31, 2011		October 9, 2009 (inception) December 31, 2010		change
Current assets		$41,096	$	---		$41,096
Total assets		101,096		---		101,096

Total current liabilities		112,234		---		112,234
Total stockholders’ equity (deficit)		(31,138)		---		(31,138)

Working Capital		(71,138)		---		(71,138)
Net Cash used in Operating Activities		(83,904)		---		(83,904)

Yeas Ended December 31,
		Year ended December 31, 2011		October 9, 2009 (inception) December 31, 2010		change
Statement of Operations
Revenues	$	---	$	---	$	---
Operating expenses		159,813		---		159,813
Net income (loss)		$(159,813)	$	---		$(159,813)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report.  The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto.

Our Business Overview

Powder River Coal Corp., (the "Company") (f/k/a Titan Holding Group, Inc.,) a Florida corporation, has historically provided marketing of KC 9000® primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest of the United States of America (the “U.S.”). In June 2011 the Company completed a change of control which was followed by the company entering a new line of business in July 2011. Accordingly, comparisons between the operating results of the quarter last year and this year may not be meaningful.

Results of Operations for the years ended December 31, 2011 and December 31, 2010

Revenues

The Company has not generated any revenues for the years ended December 31, 2011 and 2010.

Operating Expenses

The Company expenses for year ended December 31, 2011 and the year ended December 31, 2010, were $159,813 and $0, respectively.  Operating expenses increase in 2011 due to directors’ salaries, royalty expense, and increased operational activities in the new line of business.  We anticipate incurring further increased expenses once we begin exploration activities and will require additional funding to support our working capital needs.

Professional fees for the year ended December 31, 2011 and 2010 were $41,735 and $0, respectively.  Fees are associated with filing the appropriate forms with the Securities and Exchange Commission. We anticipate that these fees will remain constant in future periods.

Rents for the year ended December 31, 2011 and 2010 were $6,750 and $0, respectively.  Our rental expense is based on our current rental agreement, expiring in 2012.

Royalty expense is recognized per the agreement.  Currently we are committed for $30,000 payments, based on our land lease agreement.

Net loss for the year ended December 31, 2011 and 2010 was $159,813 and $0, respectively.

Financial Condition

Total assets.  Total assets at December 31, 2011 and 2010 were $101,096 and $0, respectively.  Total assets consist of cash, prepaid expenses and mineral properties.

Total liabilities.  Total liabilities at December 31, 2011 and 2010 were $132,234 and $0 respectively.  Total liabilities at December 31, 2011 consist of account payables of $25,031 dues to related parties of $7,203, current liabilities which include common stock to be issued for mineral properties of $20,000 and accrued expenses of $60,000 for royalty payments due in relation to the mineral properties. Additionally, there is $20,000 of long-term liabilities which is common stock to be issued for mineral properties. .

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has a net loss from operations for the year ended December 31, 2011.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are not presently able to meet our obligations as they come due.  At December 31, 2011 we had working capital deficit of $71,138 or the amount by which our current liabilities exceed our current assets.  Our working capital deficit was due to the results of purchases of mineral properties and increased accounts payables.

Net cash used in and provided by operating activities for the year ended December 31, 2011 was $83,904.  Net cash used in investing activities for the year ended December 31, 2011 was $-0-.  Net cash provided by financing activities for the year ended December 31, 2011 was $95,000, generated from proceeds of sales of our common stock.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue expanding our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offerings of our company’s securities after the completion of this filing.  We would most likely rely upon the transaction exemptions from registration provided by Regulation S, Regulation D, Rule 506 or conduct a private offering under Section 4(2) of the Securities Act of 1933.  See “Note 1 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.” Our plan is to acquire potential mineral producing properties by paying the bulk of the purchase price in our stock and to fund our operations through the private sale of our stock.  We have acquired several properties to date, but cannot give any assurance that we will be able to successfully sell stock at levels to meet our obligations under our property acquisition agreement.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A. Controls and Procedures

(a)  Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

With respect to the fiscal year ending December 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

With respect to the fiscal year ending December 31, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation regarding the fiscal year ending December 31, 2011, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its internal controls over financial reporting were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures and internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of this section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Change in internal controls

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below.  Our By Laws provide for not less than one and not more than fifteen directors.  All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Andrew D. Grant	36	President, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director (1)
James R. Beaumont	56	Secretary and Chairman of the Board of Directors (2)

(1) Mr. Grant will serve as a director until the next annual shareholder meeting.

(2) Mr. Beaumont will serve as a director until the next annual shareholder meeting.

Background of Executive Officers and Directors

Andrew D. Grant.  Mr. Grant has served as president and a member of our board of directors since June 17, 2011. Mr. Grant also has previously worked as a senior manager for numerous global blue chip companies, and most recently worked as an independent business consultant.  From 2001 to 2006, Mr. Grant worked in a number of roles for Unilever including European IT Procurement Manager, during which time he worked on, and program-managed multi-million dollar projects; managed project communications and key stakeholders; controlled large teams of resources; and negotiated and owned major supplier contracts and relationships.  From 2006 to 2008, Mr. Grant worked for IBM as a Global Category Manager as part of their Global Strategic Sourcing Account Team, negotiating global purchases and contracts in excess of $40,000,000.

From 2008 to 2010, Mr. Grant served as a Third Party Service Delivery and Procurement Manager for a UK law firm, Addleshaw Goddard, where he led a major outsource program on behalf of the firm.  From 2010 through the present, he has worked as an independent business consultant in addition to developing his property business which he has operated since 2003.

Mr. Grant is experienced at working in global blue chip organizations, across varying market sectors, has led, managed and delivered large scale projects and controlled major budgets and resources. He has experience in negotiating and managing high dollar value contracts, controlling supplier and stakeholder relationships and communications, and working across both operational and geographical borders.  We believe that Mr. Grant’s substantial experience in international business endeavors for large corporate entities will provide necessary leadership as an officer and director for our Company.

Mr. Grant earned a post graduate diploma in Information Technology and Management (MSc) from Sheffield Hallam University in September 2001 and earned an honors degree in Business Studies (BA) from Sheffield Hallam University, UK in July 2000.

James R. Beaumont.  Mr. Beaumont is an experienced property professional and seasoned veteran within the United Kingdom coal-mining industry.  A qualified Minerals Surveyor and member of the Royal Institution of Chartered Surveyors since 1990, Mr. Beaumont has over 30 years’ experience in deep shaft coal mining ranging back to the 1970s.

Mr. Beaumont worked for the British Coal Corporation (formally the National Coal Board), which oversaw the production of over 7.58 billion tons of United Kingdom coal production during its existence from 1947 to 1997.  Mr. Beaumont's involvement with the organization was in one of the largest coalfields in the United Kingdom: the South Yorkshire Coalfield, which has some of the richest and thickest seams in the whole of the United Kingdom.  During his 15 years with British Coal, Mr. Beaumont moved up from apprentice surveyor to assistant surveyor and then, having achieved his qualification, took on all duties related to surveying within a working coal mine, as well as staff management responsibilities.  We believe that Mr. Beaumont’s substantial experience in the coal industry will provide necessary technical expertise and leadership as an officer and director for our Company.

Most recently, Mr. Beaumont was employed as a Property Consultant within local government to manage the local authorities’ multi-million-pound property portfolio.  Through his experience working for a Local Authority, Mr. Beaumont developed property and legal expertise.  During that time, he gained strong management and communication skills through dealings with members of the public, Senior Council Leaders, Board Members and various organizations, and senior management and professionals.

From September 2008 until his recent employment by the Company, Mr. Beaumont was retired.

Legal Proceedings

To the best of our knowledge, except as set forth herein, none of the directors or director designees to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Meetings and Committees of the Board of Directors

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions.  Nominees for election as a director are selected by the Board of Directors.

We do not yet have an audit committee or an audit committee financial expert.  We expect to form such a committee composed of our non-employee directors.  We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person.  Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors.  Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Code of Ethics

We have adopted a Code of Ethics that is applicable to our officers and directors. Our Code of Ethics was filed with the Securities Exchange Commission on August 18, 2010 as an exhibit to our original registration statement on Form S-1. Our Code of Ethics has not been amended since it was filed with the SEC.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2011, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have employment agreements with both of our Directors and Officers, Andrew D. Grant (1) and James R. Beaumont (2).  Mr. Beaumont was appointed to the Board of Directors in March 2012.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock	Option	Non-equity	Nonqualified	All other	Total
				Awards	Awards	incentive	deferred	compen-
						plan	compensation	sation
Name and principal position	Year	($)	($)	($)	($)	compensation ($)	earnings ($)	($)	($)
Andrew D. Grant, President, CEO (1)	2011	19,500-	-0-	-0-	-0-	-0-	-0-	-0-	19,500

Brian Kistler (3)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)  We signed an employment agreement with Andrew D. Grant on October 11, 2011.  The employment agreement is for a one year term with automatic renewals in each successive year until either party terminates the agreement with written notice.  The employment agreement provides for annual salary compensation of $78,000.00.

(2)  In March 2012 we signed an employment with James R. Beaumont.  The employment agreement is for a one year term with automatic renewals in each successive year until either party terminates the agreement with written notice.  The employment agreement provides for annual salary compensation of $36,000.00 and quarterly grants of 25,000 shares of the Company’s restricted common stock.

(3)  We never had an employment agreement with Brian Kistler.

Director Compensation

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
		Fees	Stock	Option	Non-equity	Nonqualified	All other	Total
		earned	Awards	Award(s)	incentive	deferred	compen-
	Year				Plan compensation	compensation earnings	sation
Name and principal position		($)	($)	($)	($)	($)	($)	($)
Brian Kistler	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Andrew D. Grant	2011	19,500	-0-	-0-	-0-	-0-	-0-	19,500

Compensation Committee Interlocks and Insider Participation

Currently our Board of Directors consists of Messrs. Andrew D. Grant and James R. Beaumont.  We are not actively seeking additional board members at this time.  At present, the Board of Directors has not established any committees.

Director Compensation

We signed an employment agreement with Andrew D. Grant on October 11, 2011.  The employment agreement is for a one year term with automatic renewals in each successive year until either party terminates the agreement with written notice.  The employment agreement provides for annual salary compensation of $78,000.00.

In March 2012 we signed an employment with James R. Beaumont.  The employment agreement is for a one year term with automatic renewals in each successive year until either party terminates the agreement with written notice.  The employment agreement provides for annual salary compensation of $36,000.00 and quarterly grants of 25,000 shares of restricted Company common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information concerning the beneficial ownership of shares of our common stock and preferred stock regarding stockholders who were known by us to be beneficial owners of more than 5% of our common stock and/or preferred stock as of December 31, 2011, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities.  In accordance with the SEC rules, shares of our common stock which may be acquired upon conversion of securities, exercise of stock options or warrants which are currently convertible, exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the identified shareholders, if applicable.  Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1) (2)
Common Stock	Andrew D. Grant 123 W 1st Street, Suite 675 Casper, Wyoming 82601	59,500,000	48.9%

Common Stock	All Executive Officers and Directors as a Group	59,500,000	48.9%

(1) The percentages are based on 121,580,000 shares of common stock issued and outstanding as of the date of this report

(2) A total of 121,580,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d) (1).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

On June 17, 2011 our CEO loaned $3,650.00 to the Company under a Demand Note with a 0% interest rate.

Promoter

The Company does not have any promoters other than our CEO, Andrew D. Grant.

Future Transactions

Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from independent third parties, and all such transactions will be reviewed and subject to approval by our board of directors.

Director Independence

We do not presently have any independent directors.  We consider independent directors to be individuals who are not employed by the Company in any capacity and who do not have any equity ownership interest in the Company.  Our Board of Directors is comprised of our President, Andrew D. Grant who also serves as our Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer; and James R. Beaumont, who is Chairman of the Board of Directors and who also serves as Secretary for the Company.  Mr. Grant is currently majority shareholder of the Company’s common equity. We intend to seek independent directors for our board of directors when the market conditions improve and we are able to provide compensation for our board of director members.

Item 14. Principal Accountant Fees and Services

	2010	2011
Audit fees	2,500	3,500
Audit related fees	---	750
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee.  The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule

Exhibit Number and Description

Location Reference

(a)

Financial Statements

Filed herewith

(b)

Exhibits required by Item 601, Regulation S-K;

(3.0)

Articles of Incorporation

(3.1)

Initial Articles of Incorporation filed

See Exhibit Key

with S-1 Registration Statement

on August 18, 2010.

(3.2)

Bylaws filed with S-1 Registration

See Exhibit Key

Statement on August 18, 2010.

(11.0)

Statement re: computation of per share

Note 6 to

Earnings.

Financial Statements

(14.0)

Code of Ethics

See Exhibit Key

(31.1)

Certificate of Principal Executive Officer

Filed herewith

And Principal Financial Officer

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

(32.1)

Certification of Principal Executive Officer

Filed herewith

And Principal Financial Officer

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

14.0

Incorporated by reference herein to the Company’s Form S-1

Registration Statement filed with the Securities and Exchange

Commission on August 18, 2010

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWDER RIVER COAL CORP.

NAME	TITLE	DATE

/s/ Andrew D. Grant	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Director	April 16 , 2012
Andrew D. Grant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Andrew D. Grant	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, and Director	April 16, 2012
Andrew D. Grant

/s/ James R. Beaumont	Chairman of the Board of Directors	April 16, 2012
James R. Beaumont

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

POWDER RIVER COAL CORP. (A Development Stage Entity) INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at December 31, 2011 (audited) and December 31, 2010 (audited)	F-3

Statements of Operations for the year ended December 31, 2011 (audited) and 2010 (audited) and the period April 26, 2007 (date of inception) through December 31, 2011 (audited)	F-4

Statement of Changes in Shareholders’ Equity for the period April 26, 2007 (date of inception) through December 31, 2011 (audited)	F-5

Statements of Cash Flows for the year ended December 31, 2011 (audited) and 2010 (audited) and the period April 26, 2007 (date of inception) through December 31, 2011 (audited)	F-6

Notes to Audited Financial Statements	F-7

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Powder River Coal Corp.

I have audited the accompanying balance sheet of Powder River Coal Corp., an exploration stage company,  ("the "Company") as of December 31, 2011 and 2010, and the related statements of operations, shareholder’s deficit and cash flows for the years then ended and for the period July 5, 2011 (date of exploration stage) through December 31, 2011. These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powder River Coal Corp. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended and for the period July 5, 2011 (date of exploration stage) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has limited operations and has not attained sufficient capital to commence its’ operating plan.  This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Peter Messineo, CPA

Palm Harbor FL

April 13, 2012

Powder River Coal Corp. (f/k/a Titan Holding Group, Inc.) (AN EXPLORATION STAGE COMPANY) BALANCE SHEETS
	December 31,2011		December 31,2010
ASSETS
CURRENT ASSETS:
Cash	$11,096	$	---
Prepaid Expenses	30,000		---

Total Current Assets	41,096		---

MINERAL PROPERTIES;
Mineral Properties	60,000		---
Depletion, depreciation and amortization	---		---
Mineral Properties, net	60,000		---

Total assets	$101,096	$	---

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,031	$	---
Royalties payable	60,000		---
Advances from stockholders	7,203
Current portion of long-term liabilities	20,000
Total current liabilities	112,234		---

LONG TERM LIABILITIES:
Long term liabilities	20,000		---

Total Long Term Liabilities	20,000		---

Total liabilities	132,234		---

POWDER RIVER COAL CORP. STOCKHOLDERS’ EQUITY:
Preferred stock at $.0000001 par value; 250,000,000 shares authorized, one share issued and outstanding	---		---
Common stock, $.0000001 par value, 300,000,000 shares authorized; 121,940,000 and 10,000,000 shares issued and outstanding, respectively	1		---
Additional paid-in capital	128,674		---
Retained earnings (deficit) during development stage	(159,813)		---

Total Stockholders’ equity (deficit)	(31,138)		---

NONCONTROLLING INTEREST	---		---

Total Liabilities and Stockholders’ Equity	$101,096	$	---

The accompanying notes are an integral part of these financial statements. * Common shares outstanding have been retroactively restated for 14:1 forward split, effective November 2011

Powder River Coal Corp. (f/k/a Titan Holding Group, Inc.) (AN EXPLORATION STAGE COMPANY) STATEMENT OF OPERATIONS

					July 5, 2011
		Year Ended		Year Ended	(date of exploration stage)
		December 31,		December 31,	through
		2011		2010	December 31, 2011

Revenues earned during exploration stage	$	---		---	---

Operating expenses:
Professional fees		41,735		---	41,735
Rents		6,750		---	6,750
Selling, general & administrative expenses		81,328		---	81,328
Royalty Expense		30,000		---	30,000

Total operating expenses		159,813		---	159,813

Net Income (loss) before income taxes		$(159,813)	$	---	$(159,813)

Income tax provision		---		---	---

Net income (loss)		$(159,813)	$	---	$(159,813)

Net income (loss) per common shares – basic and diluted		$(0.02)		---	$(0.02)

Basic and diluted weighted average number of Common shares outstanding				---
		21,834,028			21,834,028
The accompanying notes are an integral part of these financial statements.

* Common shares outstanding have been retroactively restated for 14:1 forward split, effective November 2011

Powder River Coal Corp. (f/k/a Titan Holding Group, Inc.,) (AN EXPLORATION STAGE COMPANY) STATEMENT OF EQUITY (DEFICIT) For the period December 31, 2010 through December 31, 2011

												Deficit		Total
												Accumulated		Corp
	Preferred Stock			Common Stock				Additional		Accumulated		during the		Shareholder
	Number of			Number of				Paid-in		Earnings		Exploration		Equity
	Shares		Par Value	Shares		Par Value		Capital		(Deficit)		Stage		(Deficit)

Balance at October 9, 2009 (inception)	---	$	---	---	$	---	$	---	$	---	$	---	$	---

Issuance of common stock in payment of organizational expenses on behalf of the Company, October 9, 2009 At $0.0000001 per share (par) (Note 5)	---		---	6,000,000		1		---		---		---		---

Net Income	---		---	---		---		---		1,438		---		1,439

Balance at December 31, 2009	---		---	6,000,000		1		---		1,438		---		1,438

Sale of 4,000,000 shares of common stock to various accredited investors at $0.0000001 per share, August 1, 2010 (Note 5)	---		---	4,000,000		0.40		39		---		---		39

Net income (loss)	---		---	---		---		---		(42,304)		---		(42,304)

Balance at December 31, 2010	---		---	10,000,000		1		39		(40,866)		---		(40,826)

Change in control, reverse merger	1		---	---		---		13,635		40,866		---		54,501

Surrender of 1,750,000 common shares at $0.0000001 par value on October 20, 2011	---		---	(1,750,000)		---		---		---		---		---

Equity units inclusive one common share and one warrant issued for cash on July 11, 2011 at $0.25 per unit	---		---	120,000		---		30,000		---		---		30,000

Equity units inclusive one common share and one warrant issued for cash on September 13, 2011 at $0.25	---		---	100,000		---		25,000		---		---		25,000

Shares issued for mineral property acquisition	---		---	80,000		---		20,000		---		---		20,000

Equity units inclusive one common share and one warrant issued for cash on November 18, 2011 at $0.25	---		---	160,000		---		40,000		---		---		40,000

Forward split of 14:1				113,230,000
Net income (loss) at December 31, 2011	---		---	---		---		---		---		(159,813)		(159,813)

Balance at December 31, 2011	1		---			1		128,674		---		(159,813)		(31,138)
				121,940,000
The accompanying notes are an integral part of these financial statements.

* Common shares outstanding have been retroactively restated for 14:1 forward split, effective November 2011

Powder River Coal Corp. (f/k/a Titan Holding Group, Inc.) (AN EXPLORATION STAGE COMPANY) STATEMENT OF CASH FLOWS

		Year Ended		Year Ended
		December 31,		December 31,
		2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(159,813)	$	---

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses		---		---
Accounts Payable		38,706		---
Royalties Payable		30,000		---
Advances from stockholders		7,203		---

Net cash used in operating activities		(83,904)		---

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment		---		---

Net cash used in investing activities		---		---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		95,000		---
Contribution of non-controlling interest		---		---

Net cash provided by financing activities		95,000		---

NET CHANGE IN CASH		11,096		---

Cash at beginning of period		---		---

Cash at end of period		$11,096	$	---

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$	---	$	---
Income taxes paid	$	---	$	---

NON CASH FINANCING AND INVESTING ACTIVITIES:
Net liabilities assumed in reverse merger		$13,675	$	---
Mineral rights acquired in exchange for notes payable		$60,000	$	---
Common shares issued for acquisition of mineral properties		$20,000	$	---

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1. Organization and Summary of Significant Accounting Policies

ORGANIZATION AND BUSINESS

Powder River Coal Corp., a Florida corporation, (the "Company"), was incorporated July 5, 2011 as Titan Holding Group, Inc. (“Titan”).  Titan provides marketing of KC 9000® oil treatment primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest of the United States of America (the “U.S.”).

On June 17, 2011, Andrew D. Grant acquired control of Titan via our issuance to him of one share of our Class A Convertible Preferred Stock (the “Preferred Stock”). Mr. Grant was issued the Preferred Stock in connection with and as consideration for his agreement to accept an appointment as an officer and director for the Company. The certificate of designations for the Preferred Stock provides that as a class it possesses a number of votes equal to seventy-five percent (75%) of all votes of capital stock of the Company that could be asserted in any matter put to a vote of the shareholders of the Company.

On June 17, 2011, we appointed Andrew D. Grant as a member of the board of directors and as president, secretary and treasurer for the Company. Mr. Grant was named Chief Executive Officer of the Company on October 11, 2011. Mr. Grant has loaned the Company $7,203 this fiscal year.

Upon acquisition of certain coal mine properties on July 27, 2011 the Company decided to engage in the business of acquiring, exploring and developing mineral properties.

On September 21, 2011, in a private equity transaction, Mr. Grant acquired the 6,000,000 (60%) shares of the company from Lanham and Lanham, LLC. The purchase price was $50,000.00 or $0.008 per share. Mr. Grant utilized his own funds for the purchase.  On November 25, 2011, the Company effectuated a fourteen-for-one (14-for-1) forward stock split.

On October 20, 2011, Titan Holding Group, Inc., filed a Certificate of Amendment of Certificate of Incorporation with the Florida Division of Corporations, and changed its name to Powder River Coal Corp. (“Powder River Coal Corp.” of “the Company”) upon the acquisition of certain coal properties.  The change of name better reflected the change in the nature of the business.

On October 23, 2011, Powder River Coal Corp., (f/k/a Titan Holding Group, Inc.,) terminated its contract with Freedom Energy Holdings, the company’s only customer. At this date all liabilities and debts of Powder River Coal Corp., which relate to or arise out of the operations of the contract and the indemnification by Freedom Energy Holdings of all losses, liabilities, claims, damages, costs and expenses that may be suffered by Powder River Coal Corp. at any time which arise out of the operations of the contract.  Gains from cancellation of the contract of the discontinued operations amounted to $54,501. The financial statements for the year ended December 31, 2011 and 2010 have been presented to give retroactive effect to the reverse merger due to the ownership change in control.

On November 21, 2011, the Company effected a forward stock split of all issued and outstanding common stock on a fourteen (14) shares for one (1) share basis. The Company’s stock was increased from 8,710,000 shares of common stock issued and outstanding to approximately 121,940,000 million shares following the split. In accordance with ASC 505, the effect of the forward stock split has been retroactively applied to these financial statements.

The Company is headquartered in Casper, Wyoming.

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenue sufficient to cover its operating cost and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

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

CASH

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

RECENTLY IMPLEMENTED STANDARDS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have an impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

NOTE 2. EMPLOYMENT AGREEMENTS

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

On October 11, 2011, the Company appointed Andrew D. Grant to the positions of Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors for the Company.  Mr. Grant’s employment contract is for the one year period through October 11, 2012, with automatic extension for a one year period, compensation is $6,500 per month, $78,000 annual base.

NOTE 3. MINERAL PROPERTIES

On July 27, 2011, Titan Holding Group, Inc. (“Titan” or the “Company”) entered into a Property Purchase Agreement (the “Agreement”) with Powder River Coal Investments, Inc. (“PRCI”) a corporation maintaining its principal place of business at Wisniowy Business Park, Budynek E-ul, Ilzecka 26, Warsaw, 02-135, Poland. Pursuant to the Agreement, Titan agreed to purchase from PRCI, certain leasehold interests relating to three (3) sections/parcels of property that include coal deposits and are located in Campbell County, Wyoming.

In exchange for acquisition of the leasehold interests, Titan agreed to tender consideration to PRCI consisting of two hundred forty thousand (240,000) shares of Titan common stock deliverable over a period of twenty-seven (27) months.  Additionally, PRCI will retain a 10% Net Smelter Returns Royalty (“NSR”) on the gross mineral production. Regarding coal, the royalty will be 10% of value

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

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

NOTE 4.  RELATED PARTY TRANSACTIONS

On October 23, 2011, Powder River Coal Corp., (f/k/a Titan Holding Group, Inc.,) terminated its contract with Freedom Energy Holdings, the company’s only customer. At this date all liabilities and debts of Powder River Coal Corp., which relate to or arise out of the operations of the contract and the indemnification by Freedom Energy Holdings of all losses, liabilities, claims, damages, costs and expenses that may be suffered by Powder River Coal Corp. at any time which arise out of the operations of the contract.  Gains from cancellation of the contract of the discontinued operations amounted to $54,501.  The Company accounted for the change in control as a reverse merger, due to the ownership change of control.

On September 21, 2011, in a private equity transaction, Mr. Grant acquired the 6,000,000 (60%) shares of the company from Lanham and Lanham, LLC. The purchase price was $50,000.00 or $0.008 per share. Mr. Grant utilized his own funds for the purchase.

The Company is dependent on the majority stockholder and officer for periodic advances to fund minimal operating cash flows.  No written or oral commitment exists in regard to future funding needs. The amounts advanced are temporary in nature, evidenced and secured by demand notes with no repayment terms and is non-interest bearing.  As of December 31, 2011 and 2010, the Company was indebted to the stockholder in the amount of $7,203 and $0, respectively.

In association with the agreement of September 21, 2011, the date of change in ownership, the prior majority shareholder issued a note of forgiveness of debt owed to him by the Company. The forgiveness of this obligation, in the amount of $46,850, was recognized as contributed capital in accounting for the effective reverse merger.

Management will review these arrangements, in future period, to determine if terms are required to be formalized to reflect the economic relationship.  Additionally, the above transactions may not necessarily reflect results had they been made by unrelated parties.

NOTE 5. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2011 the Company incurred a loss of $159,813, resulting in a net operating loss for income tax purposes.  The loss results in deferred tax assets of approximately $54,000 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE  6. SHAREHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 300,000,000 shares with a par value of $0.0000001.  There were 121,940,000 and 10,000,000 shares of common stock issued and outstanding at December 31, 2011 and at December 31, 2010, respectively.

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

On July 5, 2011, Titan Holding Group, Inc. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands to issue 120,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of US $30,000.00 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of July 5, 2011, at a price per Warrant Share of US $1.25 per Warrant Share.

On September 13, 2011, Titan Holding Group, Inc. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands to issue 100,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of US $25,000.00 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of September 13, 2011, at a price per Warrant Share of US$1.25 per Warrant Share.

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

On November 18, 2011, Powder River Coal Corp. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands to issue 160,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of US $40,000.00 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of November 18, 2011, at a price per Warrant Share of US $1.25 per Warrant Share.

PREFERRED STOCK

The authorized preferred stock of the Company consists of 250,000,000 shares with a par value of $0.0000001.  The Company issued one (1) share of Class A Convertible Preferred Stock to Andrew Grant on June 17, 2011 for control.  Preferred stock, class A has superior voting rights equal to 75% of the outstanding common shares.  The one share of Class A Convertible Preferred Stock issued to Andrew Grant has been cancelled.

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

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

The following table shows the potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the year ended December 31, 2011 and December 31, 2010 as they were anti-dilutive:

	For the year	For the year
	Ended	Ended
	December 31, 2011	December 31, 2010

Warrants issued on July 5, 2011 in connection with Private Placement inclusive of warrants to purchase 120,000 shares to the investor at $1.25 per share expiring three (3) years from date of issuance	120,000	-

Warrants issued on September 13, 2011 in connection with Private Placement inclusive of warrants to purchase 120,000 shares to the investor at $1.25 per share expiring three (3) years from date of issuance	100,000	-

Warrants issued on November 18, 2011 in connection with Private Placement inclusive of warrants to purchase 160,000 shares to the investor at $1.25 per share expiring three (3) years from date of issuance	160,000

Total potentially outstanding dilutive shares	380,000	-

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

Rent expense for the year ended December 31, 2011 and 2010 was $6,750 and $0, respectively.

NOTE 8.  WARRANTS AND OPTIONS

Description of warrants

In connection with the sale of 380,000 shares of its common stock at $0.25 per share or $95,000 in gross proceeds to one investor

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

during the year, December 31, 2011, the Company issued a three (3) year common stock purchase warrant to purchase an additional 380,000 shares of its common stock at $1.25 per share earned and exercisable upon issuance.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.0

Expected volatility	87.2%	*

Risk-free interest rate	0.75%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $95,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued the warrant’s intrinsic value at $15,800, using the Black-Scholes Option-Pricing Model with the above assumptions.

Exercise of warrants and warrants outstanding

For the year ended December 31, 2011, none of the warrants have been exercised and as of December 31, 2011 warrants to purchase 380,000 shares of Company common stock remain outstanding.

Summary of warrant activities

The table below summarizes the Company’s non-derivative warrant activities through December 31, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, December 31, 2010	-	$-	$-	$-	$-

Granted	380,000	$1.25	$1.25	$15,800	-

Canceled for cashless exercise	-	-	-	-	-

Exercised (Cashless)	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2011	380,000	$1.25	$1.25	$79,000	$-

Earned and exercisable, December 31, 2011	380,000	$1.25	$1.25	$79,000	$-

Unvested, December 31, 2011	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1.25	380,000	3.00	$1.25	380,000	3.00	$1.25

$1.25	380,000	3.00	$1.25	380,000	3.00	$1.25

NOTE 9.  SUBSEQUENT EVENTS

On February 15, 2012, Powder River Coal Corp. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands to issue 240,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of US $60,000.00 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of February 15, 2012, at a price per Warrant Share of US $1.25 per Warrant Share.

In March 2012, the Company entered into an employment agreement (the “Agreement”) with James R. Beaumont, pursuant to which Mr. Beaumont will serve as the Company’s Chairman of the Board of Directors.  The term of the Agreement is one year and will automatically renew for successive one-year periods, unless a notice of renewal is provided by either party.  Pursuant to the terms of the Agreement, Mr. Beaumont will work for the Company on a full-time basis and will receive an annual base salary of $36,000.  In addition, Mr. Beaumont will receive quarterly grants of 25,000 shares of the Company’s restricted common stock.