Form 10-Q
period 2012-03-31
Powder River Coal Corp.
filed 2012-05-15
CIK 1499197

United States

Security and Exchange Commission

Washington D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(X) Yes  (___) No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (___) Yes  (_ X _) No

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company,  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)  Accelerated filer (__)  Non-accelerated filer (__)  Smaller reporting company (_ X _)

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes (__) No (_X_).

At May 9, 2012, the number of shares of the issuer’s common stock, par value $0.0000001 per share, outstanding was 122,220,000.

POWDER RIVER COAL CORP.

(f/k/a Titan Holding Group, Inc.,)

(A Development Stage Entity)

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended March 31, 2011

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

POWDER RIVER COAL CORP.

(f/k/a Titan Holding Group, Inc.,)

(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheet at March 31, 2012 and December 31, 2011 (Unaudited)	4

Statements of Operations for the three months ended March 31, 2012 and 2011 (Unaudited) and the period July 5, 2011 (date of exploration stage) through March 31, 2012 (Unaudited)	5

Statements of Changes in Shareholders’ Deficit for the period July 5, 2011 (date of exploration stage) through March 31, 2012 (Unaudited)	6

Statements of Cash Flows for the period ended March 31, 2012 and 2011 (unaudited) and the period July 5, 2011 (date of exploration stage) through March 31, 2012 (Unaudited)	7

Notes to Financial Statements	8

Powder River Coal Corp. (f/k/a Titan Holding Group, Inc.,) (AN EXPLORATION STAGE COMPANY) BALANCE SHEETS (Unaudited)

	March 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash	$11,017	$11,096
Prepaid expenses	22,237	30,000

Total Current Assets	33,254	41,096

MINERAL PROPERTIES
Mineral properties	60,000	60,000
Depletion, depreciation and amortization		-
Mineral Properties, net	60,000	60,000

Total Assets	$93,254	$101,096

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable	$36,991	$25,031
Royalties payable	60,000	60,000
Advances from other stockholders	7,203	7,203
Current portion of long-term liabilities	20,000	20,000

Total Current Liabilities	124,194	112,234

LONG TERM LIABILITIES:
Long term liabilities	20,000	20,000

Total Liabilities	144,194	132,234

POWDER RIVER COAL CORP. STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0000001 par value: 250,000,000 shares authorized, one share issued and outstanding	-	-
Common Stock, $.0000001 par value. 300,000,000 shares authorized; 122,940,000 and 121,940,000 shares issued and outstanding, respectively	1	1
Additional paid-in capital	198,674	128,674
Accumulated deficit during exploration stage	(249,615)	(159,813)

Total Stockholders’ Deficit	(50,940)	(31,138)

NONCONTROLLING INTEREST	-	-

Total Liabilities and Stockholders’ Deficit	$93,254	$101,096

See accompanying notes to the unaudited financial statements

Powder River Coal Corp. (f/k/a Titan Holding Group, Inc.,) (AN EXPLORATION STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended March 31				July 5, 2011 (date of exploration stage) through March 31,
		2012		2011		2012
Revenues earned during exploration stage	$	----	$	---	$	---

Operating expenses
Professional fees		42,350				84,086
Rents		1,853				8,603
Selling, general & administrative		30,598				111,926
Royalty expense		15,000-		---		45,000

Total operating expenses		89,801				249,615

Net Loss before Income taxes		(89,801)				(249,615)

Income tax provision		---				---

Net Loss		$(89,801)	$			$(249,615)

Net loss per common share – basic and diluted		$(0.00)		$(0.00)

Basic and diluted weighted number of Common shares outstanding
– basic and diluted		122,027,484

See accompanying notes to the unaudited financial statements

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.,)

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF EQUITY (DEFICIT)

For the period  July 5, 2011 (date of exploration stage) through March 31, 2012

(Unaudited)

										Deficit	Total
										Accumulated	Corp
	Preferred Stock			Common Stock		Additional		Accumulated		during the	Shareholder
	Number of			Number of		Paid-in		Earnings		Exploration	Equity
	Shares		Par Value	Shares	Par Value	Capital		(Deficit)		Stage	(Deficit)

Balance at July 5, 2011 (exploration)	---	$	---	10,000,000	$1	$39		$(40,866)	$	---	$(40,826)

Change in control, reverse merger	1		---	---	---	13,635		40,866		---	54,501

Surrender of 1,750,000 common shares at $0.0000001 par value on October 20, 2011	--		--	(1,750,000)	---	---		---		---	---

Equity units inclusive one common share and one warrant issued for cash on July 11, 2011 at $0.25 per unit	---		---	120,000	--	30,000		---		---	30,000

Equity units inclusive one common share and one warrant issued for cash on September 13, 2011 at $0.25	---		---	100,000	--	25,000		---		---	25,000

Shares issued for mineral property acquisition	---		---	80,000	--	20,000		---		---	20,000

Equity units inclusive one common share and one warrant issued for cash on November 18, 2011 at $0.25	---		---	160,000	--	40,000		---		---	40,000

Forward split of 14:1	---		---	113,230,000	---	---		---		---	---

Net loss	---		---	---	---	---		---		(159,814)	(159,814)

Balance at December 31, 2011	1		---	121,940,000	1	128,674		---		(159,814)	(31,139)

Shares issued for services	---		---	40,000	---	10,000		---		---	10,000

Equity units inclusive of one common share and one warrant issued for cash on February 7, 2012 at $0.25	---		---	240,000	---	60,000		---		---	60,000

Net loss	---		---	---	---	---		---		(89,801)	(89,801)

Balance at March 31, 2012	1	$	---	122,220,000,	$1	$198,674	$	---		$(249,615)	$(50,940)
See accompanying notes to the unaudited financial statements

Powder River Coal Corp. (f/k/a Titan Holding Group, Inc.,) (AN EXPLORATION STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)

		Three Months		Three Months		July 5, 2011 (date
		Ended		Ended		of exploration stage)
		March 31, 2012		March 31, 2011		Through March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(89,801)		$(5,243)		$(249,615)

Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services		10,000		---		10,000
Changes in operating assets and liabilities:
Prepaid expenses		7,763)		---		7,763
Accounts payable		11,959		5,243		50,666
Royalties payable		---		---		30,000

Net cash used in operating activities		(60,079)		---		(151,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders		--		--		7,203
Proceeds from sale of common stock		60,000		---		155,000

Net cash provided by financing activities		60,000		---		162,203

NET CHANGE IN CASH		(79)		---		11,017

Cash at beginning of period		11,096		251		--

Cash at end of period		$11,017		$251		$11,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest	$	---	$	---	$	---
Income taxes paid	$	---	$	---	$	---

NON CASH FINANCING AND INVESTING ACTIVITIES:
Net liabilities assumed in reverse merger		$--		$--		$13,675
Mineral rights acquired in exchange for common stock		$--		$--		$60,000
Common shares issued for acquisition of mineral properties		$--		$--		$20,000

See accompanying notes to the unaudited financial statements

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.,)

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Powder River Coal Corp. (f/k/a Titan Holdings Group, Inc. the “Company”), is a Florida corporation and was incorporated on October 9, 2009. The Company formerly provided marketing of KC 9000® primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest of the United States of America (the “U.S.”). The Company is currently an exploration stage company under the provisions of Accounting Standards Codification (ASC) No. 915, Development Stage Entities. Since inception, the Company has produced almost no revenues and will continue to report as an exploration stage company until significant revenues are produced. The Company’s principal activity is the acquisition, exploration and development of mineral properties in the United States of America.

The Company’s success will depend in large part on its ability to obtain and develop mineral property interests within the United States. There can be no assurance that mineral properties obtained by the Company will contain reserves or that properties with reserves will be profitable to extract. The Company will be subject to local and national laws and regulations which could impact the Company’s ability to execute its business plan.

On June 17, 2011, Andrew D. Grant acquired control of Titan Holding Group Inc. via our issuance to him of one share of our Class A Convertible Preferred Stock (the “Preferred Stock”). Mr. Grant was issued the Preferred Stock in connection with and as consideration for his agreement to accept an appointment as an officer and director for the Company. The certificate of designations for the Preferred Stock provides that as a class it possesses a number of votes equal to seventy-five percent (75%) of all votes of capital stock of the Company that could be asserted in any matter put to a vote of the shareholders of the Company.

On June 17, 2011, we appointed Andrew D. Grant as a member of the board of directors and as president, secretary and treasurer for the Company.  Mr. Grant was named Chief Executive Officer of the Company on October 11, 2011. Mr. Grant loaned the Company $7,203 in 2011.

Upon acquisition of certain coal mine properties on July 27, 2011 the Company decided to engage in the business of acquiring, exploring and developing mineral properties.

On September 21, 2011, in a private equity transaction, Mr. Grant acquired the 6,000,000 (60%) shares of the company from Lanham and Lanham, LLC. The purchase price was $50,000.00 or $0.008 per share. Mr. Grant utilized his own funds for the purchase.  On November 21, 2011, the Company effectuated a fourteen-for-one (14-for-1) forward stock split.

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

On November 21, 2011, the Company affected a forward stock split of all issued and outstanding common stock on a fourteen (14) shares for one (1) share basis. The Company’s stock was increased from 8,710,000 shares of common stock issued and outstanding to approximately 121,940,000 million shares following the split. In accordance with ASC 505, the effect of the forward stock split has been retroactively applied to these financial statements.

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.,)

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS

The Company is headquartered in Casper, Wyoming.

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2011 filed in its annual report on Form 10-K. The Company is currently in the exploration stage. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies. An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

SIGNIFICANT ACCOUNTING POLICIES

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of this standard has not had a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard has not had a material impact on our financial position or results of operations.

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

NOTE 2.  GOING CONCERN

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

In exchange for acquisition of the leasehold interests, Titan agreed to tender consideration to PRCI consisting of 3,360,000 shares of Titan common stock deliverable over a period of twenty-seven (27) months with a value of $60,000.  As of March 31, 2012, 1,1,20,000 of the total 3,360,000 is due to be issued.  However, at March 31, 2012, 500,000 shares have been issued leaving a remaining 620,000 shares to be issued.  The remaining shares are due as followed: (i) within 9 months of closing, 560,000 shares with a value of $10,000 to be issued, (ii) within 15 months of closing, 560,000 with a value of $10,000 to be issued, (iii) within 21 months of closing, 560,000 with a value of $10,000, and (iv) within 27 months of closing, 560,000 shares with a value of $10,000 to be issued.  Additionally, PRCI will retain a 10% Net Smelter Returns Royalty (“NSR”) on the gross mineral production. Regarding coal, the royalty will be 10% of value received when delivered to rail head or truck loading facility. PRCI also will be paid an annual advance royalty of twenty thousand dollars ($20,000) per section ($60,000 total) as annual payment to keep leases in full force and effect. This payment is subject to an annual increase based on inflation. Finally, Titan will provide a payment to PRCI equal to the State of Wyoming annual $2/acre lease payment (due annually on February 1st) at least 60 days before the amount is due. If PRCI makes the payment on behalf of Titan, double the amount is due back to PRCI within 30 days of notice or the lease is null and void. Notice must be served to Titan by PRCI.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company is dependent on the majority stockholder and officer for periodic advances to fund minimal operating cash flows.  No written or oral commitment exists in regard to future funding needs. The amounts advanced are temporary in nature, evidenced and secured by demand notes with no repayment terms and are non-interest bearing.  As of March 31, 2012 and December 31, 2011, the Company was indebted to the stockholder in the amount of $7,203.

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.,)

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS

Management will review these arrangements, in future periods to determine if terms are required to be formalized to reflect the economic relationship.  Additionally, the above transactions may not necessarily reflect results had they been made by unrelated parties.

NOTE 5.  INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of March 31, 2012 the Company incurred a loss of $249,615, resulting in a net operating loss for income tax purposes.  The loss results in deferred tax assets of approximately $85,000 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE  6. SHAREHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 300,000,000 shares with a par value of $0.0000001.  There were 122,220,000 and 121,940,000 shares of common stock issued and outstanding at March 31, 2012 and December 31, 2011 respectively.

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

During January 2012, 40,000 shares of common stock were issued for board advisory services.  These shares were recorded at fair market value which totaled $10,000.

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

Warrants issued in connection with sale of common shares

Description of warrants

(i) Warrants issued during quarterly period ended March 31, 2012

For the period ended March 31, 2012, in connection with the sale of 240,000 shares of its common stock at $0.25 per share $60,000 in gross proceeds to the investor, the Company issued warrants to purchase 240,000 shares of its common stock exercisable at $1.25 per share earned and exercisable upon issuance expiring three (3) years from the date of issuance.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility	87.48%	*

Risk-free interest rate	0.75%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $60,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $50,000 and $10,000, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.,)

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS

Summary of warrant activities

The table below summarizes the Company’s non-derivative warrant activities through March 31, 2012:

	Number of warrants	Exercise price per share	Weighted average exercise price	Fair value at grant date	Aggregate intrinsic value
Balance, December 31, 2011	380,000	1.25	1.25	$79,000	-

Granted	240,000	$1.25	$1.25	12,000	-

Cancelled	-	-	-	-	-

Exercised (Cashless)	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, March 31, 2012	620,000	$1.25	$1.25	$91,000	-

Earned and exercisable, March 31, 2012	620,000	$1.25	$1.25	$91,000	-

Unvested, March 31, 2012	-	-	-	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Weighted average exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	620,000	2.55	$1.25	620,000	2.55	$1.25

NOTE 7. COMMITMENTS AND CONTINGENCIES

WYOMING MINERAL PROPERTY

On July 27, 2011, Powder River Coal Corp. entered into a Property Purchase Agreement with Powder River Coal Investments, Inc. (“PRCI”) Under the terms of the agreement the Company will pay PRCI an annual advance royalty of twenty

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.,)

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS

thousand dollars ($20,000) per section ($60,000 total) as annual payment to keep the leases in full force and effect. This payment is subject to an annual increase based on inflation. Finally, the Company will provide a payment to PRCI equal to the State of Wyoming annual $2/acre lease payment (due annually on February 1st) at least 60 days before the amount is due. If PRCI makes the payment on behalf of the Company, double the amount is due back to PRCI within 30 days of notice or the lease is null and void. Notice must be served to the Company by PRCI.  As of March 31, 2012, $0 royalty payments have been made.

OFFICER AND DIRECTOR ARRANGEMENTS

In February 2012, the Company entered into an employment agreement (the “Agreement”) with James R. Beaumont, pursuant to which Mr. Beaumont will serve as the Company’s Chairman of the Board of Directors.  The term of the Agreement is one year and will automatically renew for successive one-year periods, unless a notice of renewal is provided by either party.  Pursuant to the terms of the Agreement, Mr. Beaumont will work for the Company on a full-time basis and will receive an annual base salary of $36,000.  In addition, Mr. Beaumont will receive quarterly grants of 25,000 shares in arrears of the Company’s restricted common stock.

NOTE 8.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 9, 2012, the date the financial statements were available to be issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report the management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

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

Results of Operations for the three months ended March 31, 2012 and March 31, 2011

Revenues

The Company has not generated any revenues for the periods ended March 31, 2012 and 2011.

Operating Expenses

The Company expenses for three months ended March 31, 2012 and 2011 were $89,801 and $0, respectively.  Operating expenses increased in 2012 due to directors’ salaries, royalty expense, and increased operational activities in the new line of business.  We anticipate incurring further increased expenses once we begin exploration activities and will require additional funding to support our working capital needs.

Professional fees for the three months ended March 31, 2012 and 2011 were $42,350 and $0, respectively.  Fees are associated with filing the appropriate forms with the Securities and Exchange Commission. We anticipate that these fees will remain constant in future periods.

Rents for the three months ended March 31, 2012 and 2011 were $1,853 and $0, respectively.  Our rental expense is based on our current rental agreement, expiring in 2012.

Royalty expense is recognized per the agreement.  Currently we are committed for $45,000 payments, based on our land lease agreement.

Net loss for the three months ended March 31, 2012 and 2011 was $89,801 and $0, respectively.

Financial Condition

Total assets. Total assets at March 31, 2012 and December 31, 2011 were $93,254 and $101,096, respectively.  Total assets consist of cash, prepaid expenses and mineral properties.

Total liabilities.  Total liabilities at March 31, 2012 and December 31, 2011 were $144,194 and $132,234, respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has a net loss from continuing three months ended March 31, 2012 and 2011 of $89,801 and $0, respectively.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due.  At March 31, 2012 we had working capital deficit of $30,940.  Our working capital deficit was due to the results of purchases of mineral properties.

Net cash used in operating activities for the three months ended March 31, 2012 and 2011 was $60,079 and $0, respectively.   Net cash provided by financing activities for the three months ended March 31, 2012 and 2011 was $60,000 and $0, respectively.

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

Item 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  As of March 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

 Management’s Report on Internal Control over Financial Reporting

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

Management is responsible for the fair presentation of the consolidated financial statements. Management is also responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

During the Annual 10-K  review process for the year ended December 31, 2011, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2011, and the deficiencies reported continue to be deficiencies as of March 31, 2012. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in internal controls

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

(10.0)

Material Contracts

See Exhibit Key

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

POWDER RIVER COAL CORP.

NAME	TITLE	DATE

/s/ Andrew D. Grant	Principal Executive Officer and Principal Financial Officer	May 14, 2012
Andrew D. Grant