Form 10-Q
period 2012-06-30
Powder River Coal Corp.
filed 2012-08-14
CIK 1499197

United States

Securities and Exchange Commission

Washington D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer (_)  Accelerated filer (_)   Non-accelerated filer (_)   Smaller reporting company (X)

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (_) No (X).

At July 30, 2012, the number of shares of the issuer’s common stock, par value $0.0000001 per share, outstanding was 123,220,000.

POWDER RIVER COAL CORP.

(f/k/a Titan Holding Group, Inc.,)

(A Development Stage Entity)

QUARTERLY REPORT ON FORM 10-Q

Quarter Ended June 30, 2012

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

POWDER RIVER COAL CORP.

(f/k/a Titan Holding Group, Inc.,)

(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheet at June 30, 2012 and December 31, 2011 (Unaudited)	4

Statements of Operations for the three and six months ended June 30, 2012 and 2011 (Unaudited) and the period July 5, 2011 (date of exploration stage) through June 30, 2012 (Unaudited)	5

Statements of Changes in Shareholders’ Deficit for the period July 5, 2011 (date of exploration stage) through June 30, 2012 (Unaudited)	6

Statements of Cash Flows for the period ended June 30, 2012 and 2011 (unaudited) and the period July 5, 2011 (date of exploration stage) through June 30, 2012 (Unaudited)	7

Notes to Financial Statements	8

Powder River Coal Corp. (f/k/a Titan Holding Group, Inc.,) (AN EXPLORATION STAGE COMPANY) BALANCE SHEETS (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$51,034	$11,096
Receivable other	10,000	-
Prepaid expenses	4,726	30,000

Total Current Assets	65,760	41,096

MINERAL PROPERTIES
Mineral properties	60,000	60,000
Depletion, depreciation and amortization		-
Mineral Properties, net	60,000	60,000

Total Assets	$125,760	$101,096

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accruals	$44,412	$25,031
Royalties payable	60,000	60,000
Advances from other stockholders	7,203	7,203
Current portion of long-term liabilities	20,000	20,000

Total Current Liabilities	131,615	112,234

LONG TERM LIABILITIES:
Long term liabilities	10,000	20,000

Total Liabilities	141,615	132,234

POWDER RIVER COAL CORP. STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0000001 par value: 250,000,000 shares authorized, one share issued and outstanding	-	-
Common Stock, $.0000001 par value. 300,000,000 shares authorized; 123,220,000 and 121,940,000 shares issued and outstanding, respectively	1	1
Additional paid-in capital	318,674	128,674
Accumulated deficit during exploration stage	(334,530)	(159,813)

Total Stockholders’ Deficit	(15,855)	(31,138)

NONCONTROLLING INTEREST	-	-

Total Liabilities and Stockholders’ Deficit	$125,760	$101,096

See accompanying notes to the unaudited financial statements

Powder River Coal Corp.
(f/k/a Titan Holding Group, Inc.,)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	July 5, 2011 (date of exploration stage) through June 30, 2012
Revenues earned during the exploration stage	$-	$-	$-	$-	$-

Operating expenses
Professional fees	53,495	-	95,844	-	137,580
Rents	1,350	-	3,203	-	9,953
Selling, general & administrative	15,070	-	45,669	-	126,997
Royalty Expense	15,000	-	30,000	-	60,000
Total operating expenses	84,915	-	174,716	-	334,530
LOSS FROM OPERATIONS	(84,915)	-	(174,716)	-	(334,530)
Net Loss before Income taxes	(84,915)	-	(174,716)	-	(334,530)
Income tax provision	-	-	-	-	-
Net loss from continuing operations	(84,915)	-	(174,716)	-	(334,530)

Discontinued operations
Loss from operations of discontinued operations, net of taxes	-	(5,900)	-	(11,143)	-

Loss from discontinued operations, net of taxes	-	(5,900)	-	(11,143)	-
Net loss	$(84,915)	$(5,900)	$(174,716)	$(11,143)	$(334,530)

Net loss per common share
- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations
Total net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted common shares outstanding
- basic and diluted	122,839,112	10,000,000	122,839,112	10,000,000

See accompanying notes to the financial statements

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.,)

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF EQUITY (DEFICIT)

For the period  July 5, 2011 (date of exploration stage) through June 30  , 2012

(Unaudited)

										Deficit	Total
	Preferred Stock			Common Stock						Accumulated	Corp
	Number			Number		Additional		Accumulated		during the	Shareholder
	of Shares		Par Value	of Shares	Par Value	Paid-in Capital		Earnings (Deficit)		Exploration Stage	Equity (Deficit)

Balance at July 5, 2011 (exploration)	---	$	---	10,000,000	$1	$39		$(40,866)	$	---	$(40,826)

Change in control, reverse merger	1		---	---	---	13,635		40,866		---	54,501

Surrender of 1,750,000 common shares at $0.0000001 par value on October 20, 2011	--		--	(1,750,000)	---	---		---		---	---

Equity units inclusive one common share and one warrant issued for cash on July 11, 2011 at $0.25 per unit	---		---	120,000	--	30,000		---		---	30,000

Equity units inclusive one common share and one warrant issued for cash on September 13, 2011 at $0.25	---		---	100,000	--	25,000		---		---	25,000

Shares issued for mineral property acquisition	---		---	80,000	--	20,000		---		---	20,000

Equity units inclusive one common share and one warrant issued for cash on November 18, 2011 at $0.25	---		---	160,000	--	40,000		---		---	40,000

Forward split of 14:1	---		---	113,230,000	---	---		---		---	---

Net loss	---		---	---	---	---		---		(159,814)	(159,814)

Balance at December 31, 2011	1		---	121,940,000	1	128,674		---		(159,814)	(31,139)

Shares issued for services	---		---	80,000	---	20,000		---		---	20,000

Equity units inclusive of one common share and one warrant issued for cash on February 7, 2012 at $0.25	---		---	240,000	---	60,000		---		---	60,000

Equity units inclusive of one common share and one warrant issued for cash on May 18, 2012 at $0.25	---		---	400,000	---	100,000		---		---	100,000

Shares issued for mineral property acquisition	---		---	560,000	--	10,000		---		---	10,000

Net loss	---		---	---	---	---		---		(174,716)	(174,716)

Balance at June 30, 2012	1	$	---	123,220,000,	$1	$318,674	$	---		$(334,530)	$(15,855)

See accompanying notes to the unaudited financial statements

Powder River Coal Corp. (f/k/a Titan Holding Group, Inc.,) (AN EXPLORATION STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)

		Six Months		Six Months		July 5, 2011 (date
		Ended		Ended		of exploration stage)
		June 30, 2012		June 30, 2011		Through June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(174,716)		$(11,143)		$(334,529)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services		20,000		---		20,000
Changes in operating assets and liabilities:
Receivable other		(10,000)		---		(10,000)
Prepaid expenses		25,273		---		(4,727)
Accounts payable and accruals		19,381		11,143		58,087
Royalties payable		---		---		60,000
Net cash used in operating activities		(120,062)		---		(211,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders		--		--		7,203
Proceeds from sale of common stock		160,000		---		255,000
Net cash provided by financing activities		160,000		---		262,203
NET CHANGE IN CASH		39,938		---		51,034
Cash at beginning of period		11,096		251		--

Cash at end of period		$51,034		$251		$51,034

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest	$	---	$	---	$	---
Income taxes paid	$	---	$	---	$	---

NON CASH FINANCING AND INVESTING ACTIVITIES:
Net liabilities assumed in reverse merger		$--		$--		$13,675
Mineral rights acquired in exchange for common stock		$--		$--		$60,000
Common shares issued for acquisition of mineral properties		$10,000		$--		$30,000

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

The Company is headquartered in Casper, Wyoming.

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2011 filed in its annual report on Form 10-K. The Company is currently in the exploration stage. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies. An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

In exchange for acquisition of the leasehold interests, Titan agreed to tender consideration to PRCI consisting of 3,360,000 shares of Titan common stock deliverable over a period of twenty-seven (27) months with a value of $60,000.  As of June 30, 2012, 1,680,000 of the total 3,360,000 are due to be issued.  However, at June 30, 2012, 1,120,000 shares have been issued leaving a remaining 560,000 shares to be issued.  The remaining shares are due as followed: (i) within 15 months of closing, 560,000 with a value of $10,000 to be issued, (ii) within 21 months of closing, 560,000 with a value of $10,000, and (iii) within 27 months of closing, 560,000 shares with a value of $10,000 to be issued.  Additionally, PRCI will retain a 10% Net Smelter Returns Royalty (“NSR”) on the gross mineral production. Regarding coal, the royalty will be 10% of value received when delivered to rail head or truck loading facility. PRCI also will be paid an annual advance royalty of twenty thousand dollars ($20,000) per section ($60,000 total) as annual payment to keep leases in full force and effect. This payment is subject to an annual increase based on inflation. Finally, Titan will provide a payment to PRCI equal to the State of Wyoming annual $2/acre lease payment (due annually on February 1st) at least 60 days before the amount is due. If PRCI makes the payment on behalf of Titan, double the amount is due back to PRCI within 30 days of notice or the lease is null and void. Notice must be served to Titan by PRCI.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company is dependent on the majority stockholder and officer for periodic advances to fund minimal operating cash flows.  No written or oral commitment exists in regard to future funding needs. The amounts advanced are temporary in nature, evidenced and secured by demand notes with no repayment terms and are non-interest bearing.  As of June 30, 2012 and December 31, 2011, the Company was indebted to the stockholder in the amount of $7,203.

Management will review these arrangements, in future periods to determine if terms are required to be formalized to reflect the economic relationship.  Additionally, the above transactions may not necessarily reflect results had they been made by unrelated parties.

NOTE 5.  INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of June 30, 2012 the Company incurred a loss of $334,530, resulting in a net operating loss for income tax purposes.  The loss results in deferred tax assets of approximately $114,000 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 6. SHAREHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 300,000,000 shares with a par value of $0.0000001. There were 123,220,000 and 121,940,000 shares of common stock issued and outstanding at June 30, 2012 and December 31, 2011 respectively.

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

On February 15, 2012, Powder River Coal Corp. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands to issue 240,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of $60,000 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of February 15, 2012, at a price per Warrant Share of  $1.25 per Warrant Share.

On May 18, 2012, Powder River Coal Corp. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands to issue 400,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of $100,000 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of May 18, 2012, at a price per Warrant Share of $1.25 per Warrant Share.

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

The Company allocated the gross proceeds of $60,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $48,000 and $12,000, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

(ii) Warrants issued during quarterly period ended June 30, 2012

For the period ended June 30, 2012, in connection with the sale of 400,000 shares of its common stock at $0.25 per share $100,000 in gross proceeds to the investor, the Company issued warrants to purchase 400,000 shares of its common stock exercisable at $1.25 per share earned and exercisable upon issuance expiring three (3) years from the date of issuance.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility	77.51%	*

Risk-free interest rate	0.42%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $100,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $72,393 and $27,607, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

Summary of warrant activities

The table below summarizes the Company’s non-derivative warrant activities through June 30, 2012:

	Number of warrants	Exercise price per share	Weighted average exercise price	Fair value at grant date	Aggregate intrinsic value
Balance, December 31, 2011	380,000	1.25	1.25	$79,000	-

Granted	640,000	$1.25	$1.25	39,607	-

Cancelled	-	-	-	-	-

Exercised (Cashless)	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2012	1,020,000	$1.25	$1.25	$118,607	-

Earned and exercisable, June 30, 2012	1,020,000	$1.25	$1.25	$118,607	-

Unvested, June 30, 2012	-	-	-	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Weighted average exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	1,020,000	2.57	$1.25	1,020,000	2.57	$1.25

NOTE 7. COMMITMENTS AND CONTINGENCIES

WYOMING MINERAL PROPERTY

On July 27, 2011, Powder River Coal Corp. entered into a Property Purchase Agreement with Powder River Coal Investments, Inc. (“PRCI”) Under the terms of the agreement the Company will pay PRCI an annual advance royalty of twenty thousand dollars ($20,000) per section ($60,000 total) as annual payment to keep the leases in full force and effect. This payment is subject to an annual increase based on inflation. Finally, the Company will provide a payment to PRCI equal to the State of Wyoming annual $2/acre lease payment (due annually on February 1st) at least 60 days before the amount is due. If PRCI makes the payment on behalf of the Company, double the amount is due back to PRCI within 30 days of notice or the lease is null and void. Notice must be served to the Company by PRCI.  As of June 30, 2012, $0 royalty payments have been made.

OFFICER AND DIRECTOR ARRANGEMENTS

In February 2012, the Company entered into an employment agreement (the “Agreement”) with James R. Beaumont, pursuant to which Mr. Beaumont will serve as the Company’s Chairman of the Board of Directors.  The term of the Agreement is one year and will automatically renew for successive one-year periods, unless a notice of termination is provided by either party.  Pursuant to the terms of the Agreement, Mr. Beaumont will work for the Company on a full-time basis and will receive an annual base salary of $36,000.  In addition, Mr. Beaumont will receive quarterly grants of 25,000 shares in arrears of the Company’s restricted common stock.

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 30, 2012, the date the financial statements were available to be issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

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

Results of Operations for the three and six months ended June 30, 2012 and June 30, 2011

Revenues

The Company has not generated any revenues for the periods ended June 30, 2012 and 2011.

Operating Expenses

The Company expenses for three months ended June 30, 2012 and 2011 were $84,915 and $0, respectively.  The Company expenses for six months ended June 30, 2012 and 2011 were $174,716 and $0, respectively.  Operating expenses increased in 2012 due to directors’ salaries, royalty expense, and increased operational activities in the new line of business.  We anticipate incurring further increased expenses once we begin exploration activities and will require additional funding to support our working capital needs.

Professional fees for the three months ended June 30, 2012 and 2011 were $53,495 and $0, respectively. Professional fees for the six months ended June 30, 2012 and 2011 were $95,844 and $0, respectively.  Fees are associated with filing the appropriate forms with the Securities and Exchange Commission. We anticipate that these fees will remain constant in future periods.

Rents for the three months ended June 30, 2012 and 2011 were $1,350 and $0, respectively.  Rents for the three months ended June 30, 2012 and 2011 were $3,203 and $0, respectively.    Our rental expense is based on our current rental agreement, expiring in 2012.

Royalty expense is recognized per the agreement.  Currently we are committed for $60,000 payments, based on our land lease agreement.

Net loss for the three months ended June 30, 2012 and 2011 was $84,915 and $0, respectively.  Net loss for the six months ended June 30, 2012 and 2011 was $174,716 and $0, respectively.

Financial Condition

Total assets. Total assets at June 30, 2012 and December 31, 2011 were $125,760 and $101,096, respectively.  Total assets consist of cash, receivable other, prepaid expenses and mineral properties.

Total liabilities.  Total liabilities at June 30, 2012 and December 31, 2011 were $141,615 and $132,234, respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has a net loss from continuing six months ended June 30, 2012 and 2011 of $174,716 and $0, respectively. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due.  At June 30, 2012 we had working capital deficit of $65,855.  Our working capital deficit was due to the results of purchases of mineral properties.

Net cash used in operating activities for the six months ended June 30, 2012 and 2011 was $120,062 and $0, respectively.  Net cash provided by financing activities for the six months ended June 30, 2012 and 2011 was $160,000 and $0, respectively.

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

Item 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  As of June 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

Changes in internal controls

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 1A. RISK FACTORS

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 15, 2012, Powder River Coal Corp. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands to issue 240,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of $60,000 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of February 15, 2012, at a price per Warrant Share of $1.25 per Warrant Share.

On May 18, 2012, Powder River Coal Corp. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands to issue 400,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of $100,000 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of May 18, 2012, at a price per Warrant Share of $1.25 per Warrant Share.

Item 3. Defaults Upon Senior Securities

NONE.

Item 4. Mine Safety Disclosures

NONE.

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

(11.0) Statement re: computation of per share earnings Note 6 to Financial Statements

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
Commission on August 1, 2011.

14.0 Incorporated by reference herein to the Company’s Form S-1
Registration Statement filed with the Securities and Exchange
Commission on August 18, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWDER RIVER COAL CORP.

NAME	TITLE	DATE
/s/ Andrew D. Grant	Principal Executive Officer and Principal Financial Officer	August 10, 2012
Andrew D. Grant