Form 10-Q
period 2012-09-30
Powder River Coal Corp.
filed 2012-11-14
CIK 1499197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-54257

POWDER RIVER COAL CORP.

(Name of small business issuer in its charter)

Florida	27-3079741
(State of incorporation)	(I.R.S. Employer Identification No.)

123 W. 1st Street, Suite 675

Casper, WY 82601

(Address of principal executive offices)

(307) 459-0571

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes[X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

As of November 14, 2012, there were 123,610,000 shares of the registrant’s $0.0000001 par value common stock issued and outstanding.

POWDER RIVER COAL CORP*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Powder River Coal Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”POWD,” "our," "us," the "Company," refers to Powder River Coal Corp.

2/21

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

POWDER RIVER COAL CORP.

(f/k/a Titan Holding Group, Inc.,)

(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011 (Audited)	4

Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (Unaudited) and the period July 5, 2011 (date of exploration stage) through September 30, 2012 (Unaudited)	5

Statements of Changes in Shareholders’ Deficit for the period July 5, 2011 (date of exploration stage) through September 30, 2012 (Unaudited)	6

Statements of Cash Flows for the periods ended September 30, 2012 and 2011 (Unaudited) and the period July 5, 2011 (date of exploration stage) through September 30, 2012 (Unaudited)	7

Notes to Financial Statements	8

3/21

Powder River Coal Corp. (f/k/a Titan Holding Group, Inc.,) (AN EXPLORATION STAGE COMPANY) BALANCE SHEETS
	(Unaudited)	(Audited)
	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$65,036	$11,096
Prepaid expenses	50,464	30,000

Total Current Assets	115,500	41,096

MINERAL PROPERTIES
Mineral properties	60,000	60,000
Depletion, depreciation and amortization		-
Mineral Properties, net	60,000	60,000

Total Assets	$175,500	$101,096

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accruals	$27,653	$25,031
Royalties payable	120,000	60,000
Advances from other stockholders	7,203	7,203
Current portion of long-term liabilities	20,000	20,000

Total Current Liabilities	174,856	112,234

LONG TERM LIABILITIES:
Long term liabilities	10,000	20,000
Total Long Term Liabilities	10,000	20,000
Total Liabilities	184,856	132,234

POWDER RIVER COAL CORP. STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0000001 par value: 250,000,000 shares authorized, one share issued and outstanding	-	-
Common Stock, $.0000001 par value. 300,000,000 shares authorized; 123,610,000 and 121,940,000 shares issued and outstanding, respectively	1	1
Additional paid-in capital	416,174	128,674
Accumulated deficit during exploration stage	(425,531)	(159,813)

Total Stockholders’ Deficit	(9,356)	(31,138)

NONCONTROLLING INTEREST	-	-

Total Liabilities and Stockholders’ Deficit	$175,500	$101,096

See accompanying notes to the financial statements

4/21

Powder River Coal Corp.
(f/k/a Titan Holding Group, Inc.,)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	July 5, 2011(date of exploration stage) through September 30, 2012
Revenues earned during the exploration stage	$-	$-	$-	$-	$-

Operating expenses
Professional fees	41,882	9,375	137,727	19,025	179,463
Rents	1,350	4,500	4,553	5,400	11,303
Selling, general & administrative	32,769	49,761	78,437	50,353	159,765
Royalty Expense	15,000	-	45,000	-	75,000
Total operating expenses	91,001	63,636	265,717	74,778	425,531
LOSS FROM OPERATIONS	(91,001)	(63,636)	(265,717)	(74,778)	(425,531)
Net Loss before Income taxes	(91,001)	(63,636)	(265,717)	(74,778)	(425,531)
Income tax provision	-	-	-	-	-
Net loss from continuing operations	(91,001)	(63,636)	(265,717)	(74,778)	(425,531)

Discontinued operations
Loss from operations of discontinued operations, net of taxes	-	(54,501)	-	(54,501)	-
Loss from discontinued operations, net of taxes	-	(54,501)	-	(54,501)	-
Net loss	$(91,001)	$(9,135)	$(265,717)	$(20,277)	$(425,531)

Net loss per common share
- basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Discontinued operations
Total net loss per common share	$(0.00)	$0.01	$(0.00)	$0.01
Weighted common shares outstanding
- basic and diluted	123,281,270	10,041,834	123,281,270	10,041,834

See accompanying notes to the financial statements

5/21

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.,)

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF EQUITY (DEFICIT)

For the period  July 5, 2011 (date of exploration stage) through September 30,  2012

(Unaudited)

										Deficit	Total
	Preferred Stock			Common Stock						Accumulated	Corp
	Number			Number		Additional		Accumulated		during the	Shareholder
	of Shares		Par Value	of Shares	Par Value	Paid-in Capital		Earnings (Deficit)		Exploration Stage	Equity (Deficit)

Balance at July 5, 2011 (exploration)	---	$	---	10,000,000	$1	$39		$(40,866)	$	---	$(40,826)

Change in control, reverse merger	1		---	---	---	13,635		40,866		---	54,501

Surrender of 1,750,000 common shares at $0.0000001 par value on October 20, 2011	--		--	(1,750,000)	---	---		---		---	---

Equity units inclusive one common share and one warrant issued for cash on July 11, 2011 at $0.25 per unit	---		---	120,000	--	30,000		---		---	30,000

Equity units inclusive one common share and one warrant issued for cash on September 13, 2011 at $0.25	---		---	100,000	--	25,000		---		---	25,000

Shares issued for mineral property acquisition	---		---	80,000	--	20,000		---		---	20,000

Equity units inclusive one common share and one warrant issued for cash on November 18, 2011 at $0.25	---		---	160,000	--	40,000		---		---	40,000

Forward split of 14:1	---		---	113,230,000	---	---		---		---	---

Net loss	---		---	---	---	---		---		(159,814)	(159,814)

Balance at December 31, 2011	1		---	121,940,000	1	128,674		---		(159,814)	(31,139)

Shares issued for services	---		---	170,000	---	42,500		---		---	42,500

Equity units inclusive of one common share and one warrant issued for cash on February 7, 2012 at $0.25	---		---	240,000	---	60,000		---		---	60,000

Equity units inclusive of one common share and one warrant issued for cash on May 18, 2012 at $0.25	---		---	400,000	---	100,000		---		---	100,000

Equity units inclusive of one common share and one warrant issued for cash on September 19, 2012 at $0.25	---		---	300,000	---	75,000		---		---	75,000

Shares issued for mineral property acquisition	---		---	560,000	--	10,000		---		---	10,000

Net loss	---		---	---	---	---		---		(265,717)	(265,717)

Balance at September 30, 2012	1	$	---	123,610,000	$1	$416,174	$	---		$(425,531)	$(9,356)

See accompanying notes to the financial statements

6/21

Powder River Coal Corp.
(f/k/a Titan Holding Group, Inc.,)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Jul 5, 2011
	Nine	Nine	(date of exploration stage)
	Months Ended	Months Ended	through
	September 30, 2012	September 30, 2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(265,717)	$(20,277)	(425,531)

Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	42,500	-	42,500
Debt forgiven, included in profit from discontinued operations, net of taxes	-	(41,077)	-
Changes in operating assets and liabilities:
Prepaid expenses	39,535	(2,570)	(50,464)
Accounts payable	2,622	7,768	41,328
Advances from stockholders	0	7,203	7,203
Royalties Payable	0	40,000	120,000

Net cash used in operating activities	(181,060)	(16,156)	(264,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral properties	-	(40,000)	-

Net cash used in investing activities	-	(40,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	235,000	55,000	330,000

Net cash provided by financing activities	235,000	55,000	330,000

NET CHANGE IN CASH	53,940	6,047	65,036

Cash at beginning of period	11,096	251	-

Cash at end of period	$65,036	$6,298	65,036

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	-
Income taxes paid	$-	$-	-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Net liabilities assumed in reverse merger	$-	$-	$13,675
Mineral rights acquired in exchange for notes payable	$-	$-	$60,000
Common shares issued for acquisition of mineral properties	$10,000	$20,000	$30,000

See accompanying notes to the financial statements

7/21

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

8/21

The Company is headquartered in Casper, Wyoming.

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2011 filed in its annual report on Form 10-K. The Company is currently in the exploration stage. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies. An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

CASH AND CASH EQUIVALENTS

The Company accounts for cash and cash equivalents under FASB ASC 305 “Cash and Cash Equivalents” and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

9/21

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

In exchange for acquisition of the leasehold interests, Titan agreed to tender consideration to PRCI consisting of 3,360,000 shares of Titan common stock deliverable over a period of twenty-seven (27) months with a value of $60,000.  As of September 30, 2012, 1,120,000 shares have been issued and another 560,000 were to be issued in April 2012. As of September 30, 2012, 1,680,000 of the total 3,360,000 are remaining to be issued. The remaining shares are due as followed: (i) within 15 months of closing, 560,000 with a value of $10,000 to be issued, (ii) within 21 months of closing, 560,000 with a value of $10,000, and (iii) within 27 months of closing, 560,000 shares with a value of $10,000 to be issued.  Additionally, PRCI will retain a 10% Net Smelter Returns Royalty (“NSR”) on the gross mineral production. Regarding coal, the royalty will be 10% of value received when delivered to rail head or truck loading facility. PRCI also will be paid an annual advance royalty of twenty thousand dollars ($20,000) per section ($60,000 total) as annual payment to keep leases in full force and effect. This payment is subject to an annual increase based on inflation. Finally, Titan will provide a payment to PRCI equal to the State of Wyoming annual $2/acre lease payment (due annually on February 1st) at least 60 days before the amount is due. If PRCI makes the payment on behalf of Titan, double the amount is due back to PRCI within 30 days of notice or the lease is null and void. Notice must be served to Titan by PRCI.

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company is dependent on the majority stockholder and officer for periodic advances to fund minimal operating cash flows.  No written or oral commitment exists in regard to future funding needs. The amounts advanced are temporary in nature, evidenced and secured by demand notes with no repayment terms and are non-interest bearing.  As of September 30, 2012 and December 31, 2011, the Company was indebted to the stockholder in the amount of $7,203.

Management will review these arrangements, in future periods to determine if terms are required to be formalized to reflect the economic relationship.  Additionally, the above transactions may not necessarily reflect results had they been made by unrelated parties.

10/21

NOTE 5.  INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of September 30, 2012 the Company incurred a loss of $425,531, resulting in a net operating loss for income tax purposes.  The loss results in deferred tax assets of approximately $145,000 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE  6. SHAREHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 300,000,000 shares with a par value of $0.0000001.  There were 123,160,000 and 121,940,000 shares of common stock issued and outstanding at September 30, 2012 and December 31, 2011 respectively.

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

11/21

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

On September 19, 2012, Powder River Coal Corp. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands to issue 300,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of $75,000 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of September 19, 2012, at a price per Warrant Share of $1.25 per Warrant Share.

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

12/21

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

(iii) Warrants issued during quarterly period ended September 30, 2012

For the period ended September 30, 2012, in connection with the sale of 300,000 shares of its common stock at $0.25 per share $75,000 in gross proceeds to the investor, the Company issued warrants to purchase 300,000 shares of its common stock exercisable at $1.25 per share earned and exercisable upon issuance expiring three (3) years from the date of issuance.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility	77.15%	*

Risk-free interest rate	0.35%

Dividend yield	0.00%

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

13/21

The Company allocated the gross proceeds of $75,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $56,126 and $18,874, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

Summary of warrant activities

The table below summarizes the Company’s non-derivative warrant activities through September 30, 2012:

	Number of warrants	Exercise price per share	Weighted average exercise price	Fair value at grant date	Aggregate intrinsic value
Balance, December 31, 2011	380,000	1.25	1.25	$ 79,000	-

Granted	940,000	$ 1.25	$ 1.25	58,481	-

Cancelled	-	-	-	-	-

Exercised (Cashless)	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2012	1,320,000	$ 1.25	$ 1.25	$ 137,481	-

Earned and exercisable, September 30, 2012	1,320,000	$ 1.25	$ 1.25	$ 137,481	-

Unvested, September 30, 2012	-	-	-	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Number outstanding	Average remaining life (in years)	Weighted average exercise price	Number outstanding	Average remaining life (in years)	Weighted average exercise price

$1.25	1,320,000	2.47	$1.25	1,320,000	2.47	$1.25

NOTE 7. COMMITMENTS AND CONTINGENCIES

WYOMING MINERAL PROPERTY

On July 27, 2011, Powder River Coal Corp. entered into a Property Purchase Agreement with Powder River Coal Investments, Inc. (“PRCI”) Under the terms of the agreement the Company will pay PRCI an annual advance royalty of twenty thousand dollars ($20,000) per section ($60,000 total) as annual payment to keep the leases in full force and effect. This payment is subject to an annual increase based on inflation. Finally, the Company will provide a payment to PRCI equal to the State of Wyoming annual $2/acre lease payment (due annually on February 1st) at least 60 days before the amount is due. If PRCI makes the payment on behalf of the Company, double the amount is due back to PRCI within 30 days of notice or the lease is null and void. Notice must be served to the Company by PRCI.  As of September 30, 2012, $0 royalty payments have been made.

14/21

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

NOTE 8.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

15/21

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2012 $	December 31, 2011 $
Current Assets	115,500	41,096
Current Liabilities	174,856	112,234
Working Capital (Deficit)	(59,356)	(71,138)

Cash Flows

	September 30, 2012 $	September 30, 2011 $
Cash Flows from (used in) Operating Activities	(181,060)	(8,953)
Cash Flows from (used in) Financing Activities	235,000	55,000
Cash Flows from (used in) Investing Activities	-0-	(40,000)
Net Increase (decrease) in Cash During Period	53,940	6,047

Results of Operation for the three and nine months ended September 30, 2012 and September 30, 2011

Revenues

The Company has not generated any revenues for the periods ended September 30, 2012 and 2011.

Operating Expenses

The Company’s operating expenses for three months ended September 30, 2012 and 2011 were $91,001 and $63,636, respectively.  The Company’s operating expenses for nine months ended September 30, 2012 and 2011 were $265,717 and $74,778, respectively.  Operating expenses increased in 2012 due to directors’ salaries, royalty

16/21

expense, and increased operational activities in the new line of business.  We anticipate incurring further increased expenses once we begin exploration activities and will require additional funding to support our working capital needs.

Professional fees for the three months ended September 30, 2012 and 2011 were $41,882 and $9,375, respectively. Professional fees for the nine months ended September 30, 2012 and 2011 were $137,727 and $19,025, respectively.  Fees are associated with filing the appropriate forms with the Securities and Exchange Commission. We anticipate that these fees will remain constant in future periods.

Rents for the three months ended September 30, 2012 and 2011 were $1,350 and $4,500, respectively.  Rents for the nine months ended September 30, 2012 and 2011 were $4,553 and $5,400, respectively.    Our rental expense is based on our current rental agreement, expiring in 2012.

Royalty expense is recognized per the agreement.  Currently we are committed for $135,000 payments, based on our land lease agreement.

Net loss for the three months ended September 30, 2012 and 2011 was $91,001 and $9,135, respectively.  Net loss for the nine months ended September 30, 2012 and 2011 was $265,717 and $20,277, respectively. The increase was primarily attributable to an increase in officer compensation and consulting fees appropriate for being a public company.

Financial Condition

Total assets. Total assets at September 30, 2012 and December 31, 2011 were $175,500 and $101,096, respectively.  The increased loss is due to normal operating expenses but with minimal sales. Total assets consist of cash, receivable other, prepaid expenses and mineral properties.

Total liabilities.  Total liabilities at September 30, 2012 and December 31, 2011 were $184,856 and $132,234, respectively. The increase was primarily attributable to an increase in officer compensation and consulting fees appropriate for being a public company.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has a net loss from continuing operations for the nine months ended September 30, 2012 and 2011 of $265,717 and $74,778, respectively.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due.  At September 30, 2012 we had working capital deficit of $59,356.  Our working capital deficit was due to the results of purchases of mineral properties.

Net cash used in operating activities for the nine months ended September 30, 2012 and 2011 was $181,060 and $16,156, respectively.  Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 was $0 and $40,000, respectively.  In 2011 we purchased mineral properties.  The increase in cash provided by financing activities is due to the Company’s sale of Common Stock during the nine months ended September 30, 2012, netting approximately $235,000 as compared to the sale of the Company’s Common Stock during the nine months ended September 30, 2011 which netted 55,000.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

17/21

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in

18/21

place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 16, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.Quarterly Issuances:

On September 19, 2012, the Company executed and accepted a Subscription Agreement from Evpatoria Holdings, Ltd., to issue 300,000 Units of the Company’s unregistered Securities at the aggregate price of US$75,000.00 ($0.25 per Unit).

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

19/21

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 18, 2010 as part of our Registration of Securities on Form S-1
3.01(a)	Amendment to Articles of Incorporation	Filed with the SEC on October 31, 2011 as part of our Current Report on Form 8-K/A.
3.02	Bylaws	Filed with the SEC on August 18, 2010 as part of our Registration of Securities on Form S-1.
10.01	Demand Note, by and between the Company and Brian Kistler Dated October 9, 2009	Filed with the SEC on August 18, 2010 as part of our Registration of Securities on Form S-1.
10.02	Sales Representative Agreement by and between the Company and Freedom Formulations, LLC, dated October 9, 2009	Filed with the SEC on August 18, 2010 as part of our Registration of Securities on Form S-1.
10.03	Property Purchase Agreement by and between the Company and Titan Holding Group, Inc. dated July 27, 2011	Filed with the SEC on August 1, 2011 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on August 18, 2010 as part of our Registration Securities on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of

Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

20/21

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWDER RIVER COAL CORP.
Dated: November 14, 2012	/s/ Andrew Grant
ANDREW GRANT
Its: President, Chief Executive Officer, Chief Financial Officer, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 14, 2012	/s/ Andrew Grant
By: ANDREW GRANT Its: Director

Dated: November 14, 2012	/s/ James R. Beaumont By: JAMES R. BEAUMONT Its: Director

21/21