Form 10-K
period 2012-12-31
Powder River Coal Corp.
filed 2013-04-11
CIK 1499197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

POWDER RIVER COAL CORP.
(Exact Name of Registrant as specified in its charter)
Florida	000-54257	27-3079741
(State or jurisdiction of Incorporation or organization)	(Commission file number)	(I.R.S Employer Identification No.)

123 W. 1st Street, Suite 675, Casper, Wyoming 82601
(Address of principal executive offices)

(307) 459-0571
Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:

None

Title of each class Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.0000001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                         [   ] Yes [X] No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.                       [   ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                      Accelerated filer [   ]

Non-accelerated Filer [   ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “POWD.OB”

The number of shares of the issuer’s common stock, par value $0.0000001 per share, outstanding as of April 11, 2013 was 124,575,000.

POWDER RIVER COAL CORP.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2012

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “POWD”, “we”, “us” and “our” are references to Powder River Coal Corp.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

Item 1. Business

Powder River Coal Corp. (“Powder River Coal” or the “Company”), f/k/a, Titan Holding Group, Inc. (“Titan”), is a Florida corporation.  We were founded in October 2009 in Fort Wayne, Indiana.  The Company formerly provided marketing of KC 9000® primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest of the United States of America (the “U.S.”). Historically, we conducted initial marketing and sales activities to take advantage of opportunities related to time, location and quality of various crude oil treatment projects. We formerly conducted our operations primarily in Kansas with a focus on global marketing opportunities.

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

On June 17, 2011, the Company appointed Andrew D. Grant as a member of the board of directors and as president, secretary and treasurer for the Company. Mr. Grant was named Chief Executive Officer of the Company on October 11, 2011.  Mr. Grant has loaned the Company $7,203 in 2011.

On July 27, 2011, the company acquired a 100% interest in three (3) sections of coal rights (1920 acres) concessions located in Gillette in the State of Wyoming.  Upon acquisition of these concessions, Company decided to engage in the business of acquiring, exploring and developing mineral properties.  Powder River Coal Corp. intends to pursue an exploration program to develop its portfolio of properties with a view to establish sufficient mine bearing reserves.  In addition, the Company intends to identify and acquire further mineral assets with which to develop and grow its portfolio.

On July 27, 2011, Titan Holding Group, Inc. (“Titan” or the “Company”) entered into a Property Purchase Agreement (the “Agreement”) with Powder River Coal Investments, Inc. (“PRCI”) a corporation maintaining its principal place of business at Wisniowy Business Park, Budynek E-ul, Ilzecka 26, Warsaw, 02-135, Poland.  Pursuant to the Agreement, Titan agreed to purchase from PRCI, certain leasehold interests relating to 3 sections/parcels of property that include coal deposits and are located in Campbell County, Wyoming.  In exchange for acquisition of the leasehold interests, Titan agreed to tender consideration to PRCI consisting of three million three hundred and sixty thousand (3,360,000) shares of Titan common stock deliverable over a period of twenty-seven (27) months.  Additionally, PRCI will retain a 10% Net Smelter Returns Royalty (“NSR”) on the gross mineral production. Regarding coal, the royalty will be 10% of value received when delivered to railhead or truck loading facility. PRCI also will be paid an annual advance royalty of twenty thousand dollars ($20,000) per section ($60,000 total) as annual payment to keep leases in full force and effect. This payment is subject to an annual increase based on inflation. Finally, Titan will provide a payment to PRCI equal to the State of Wyoming annual $2/acre lease payment (due annually on February 1st) at least 60 days before the amount is due. If PRCI makes the payment on behalf of Titan, double the amount is due back to PRCI within 30 days of notice or the lease is null and void. Notice must be served to Titan by PRCI.

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

The Company is headquartered in Casper, Wyoming.

The Coal Industry

Coal is traded globally and can be transported to demand centers by ship, rail, barge or truck. World coal production reached a record 7.6 billion tons in 2011 according to The International Energy Agency (IEA) and the World Coal Association. Total hard coal production increased 8% to an estimated 6.7 billion tons in 2011 from 2010 levels, while global production of brown coal was relatively flat at 1 billion tons. Also according to IEA estimates, China remained the largest producer of coal in the world, producing over 3.4 billion tons in 2011. The United States and India follow China with hard coal production of over 1 billion tons and 580 million tons, respectively, in 2011.

Cross-border coal trade of hard coal was close to 1.2 billion tons in 2012 according to preliminary information. China remained the largest importer of globally traded coal in 2012, taking over 220 million tons of hard coal, having surpassed Japan in 2011. Japan imported more than 180 million tons in 2012, followed by South Korea with nearly 130 tons, both exhibiting growth. OECD Europe was on pace throughout 2012 to surpass 2011 import levels of 226 million tons.

In the United States, coal is used primarily by power plants to generate electricity, by steel companies to produce coke for use in blast furnaces and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing or processing facilities. Although final data is not yet available, coal consumption in the United States is estimated to be approximately 894 million tons in 2012, according to the Energy Information Administration's (EIA) Short Term Energy Outlook. Coal consumption has improved month on month after last year's warm winter decreased overall electricity generation requirements and affected generation fuels, including coal and natural gas.

Competition

The mining industry is intensely competitive. We compete with numerous individuals and companies, including many major mining companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for access to funds. Other competitors have operations in the area and the presence of these competitors could adversely affect our ability to compete for financing and obtain the service providers, staff or equipment necessary for the exploration and exploitation of our properties.

We compete with many companies in the mining business, including larger, more established mining companies with substantial capabilities, personnel and financial resources. Further, there is a limited supply of desirable mineral lands available for claim staking, lease or acquisition in areas where we may conduct exploration activities. Because we compete with individuals and companies that have greater financial resources and larger technical staffs, we may be at a competitive disadvantage in acquiring desirable mineral properties. From time to time, specific properties or areas that would otherwise be attractive to us for exploration or acquisition are unavailable due to their previous acquisition by other companies or our lack of financial resources.

Competition in the mining industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance and operate such properties; the labor to operate the properties; and the capital needed to fund the acquisition and operation of such properties. Competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees, to obtain equipment and personnel to assist in our exploration activities or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operations and business.

As noted above, we compete with other mining and exploration companies, many of which possess greater financial resources and technical facilities than we do, in connection with the acquisition of suitable exploration properties and in connection with the engagement of qualified personnel. Many of our competitors explore for a variety of minerals and control many different properties around the world. Many of them have been in business longer than we have and have established more strategic partnerships and relationships and have greater financial accessibility than we have. Accordingly, given the significant competition for mineral exploration properties, we may be unable to continue to acquire interests in attractive mineral exploration properties on terms we consider acceptable.

The most important factors on which we compete are coal price, coal quality and characteristics, transportation costs and the reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry and international consumers. These coal consumption patterns are influenced by factors beyond our control, including demand for electricity, which is significantly dependent upon economic activity and summer and winter temperatures in the United States, government regulation, technological developments and the location, availability, quality and price of competing sources of fuel such as natural gas, oil and nuclear, and alternative energy sources such as hydroelectric power.

Mining Permits and Approvals

We plan to secure all necessary state and federal permits for our exploration activities and we intend to file for the required permits to conduct our exploration programs as necessary. These permits are normally obtained from either the Bureau of Land Management or the United States Forest Service. Obtaining such permits usually requires the posting of small bonds for subsequent remediation of trenching, drilling and bulk sampling.

Applications for permits require extensive engineering and data analysis and presentation, and must address a variety of environmental, health, and safety matters associated with a proposed mining operation. These matters include the manner and sequencing of coal extraction, the storage, use and disposal of waste and other substances and other impacts on the environment, the construction of water containment areas, and reclamation of the area after coal extraction. Meeting all requirements imposed by any of these authorities may be costly and time consuming, and may delay or prevent commencement or continuation of mining operations.

The permitting process for certain mining operations can extend over several years and can be subject to judicial challenge, including by the public. Some required mining permits are becoming increasingly difficult to obtain in a timely manner, or at all. We cannot assure you that we will not experience difficulty or delays in obtaining mining permits in the future.

We may be required to post bonds to secure performance under such permits. Under some circumstances, substantial fines and penalties, including revocation of mining permits, may be imposed under applicable laws and regulations. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws and regulations. Regulations also provide that a mining permit can be refused or revoked if the permit applicant or permittee owns or controls, directly or indirectly through other entities, mining operations that have outstanding environmental violations.

Compliance with Government Regulations

Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral exploration and mineral processing operations and establish requirements for decommissioning of mineral exploration properties after operations have ceased. With respect to the regulation of mineral exploration and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various aspects of the operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mineral exploration properties following the cessation of operations and may require that some former mineral properties be managed for long periods.

Our exploration activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the

Resource Conservation and Recovery Act, and all the related state laws in Wyoming.

We do not anticipate discharging water into active streams, creeks, rivers, lakes or any other bodies of water without an appropriate permit. We also do not anticipate disturbing any endangered species or archaeological sites or causing damage to the properties in which we have an interest. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to the applicable permits. The cost of remediation work varies according to the degree of physical disturbance. It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined at present.

Mine Health and Safety Laws

Stringent safety and health standards have been imposed by federal legislation since Congress adopted the Mine Safety and Health Act of 1969. The Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed further comprehensive safety and health standards on all aspects of mining operations. In reaction to several mine accidents in recent years, federal and state legislatures and regulatory authorities have increased scrutiny of mine safety matters and passed stringent laws governing mining.

Environmental Regulation

As noted above, mining activities at and on our properties are subject to various environmental laws, both federal and state, including but not limited to the federal National Environmental Policy Act, CERCLA (as defined below), the Resource Recovery and Conservation Act, the Clean Water Act, the Clean Air Act and the Endangered Species Act, and certain state laws governing the discharge of pollutants and the use and discharge of water. Various permits from federal and state agencies are required under many of these laws. Local laws and ordinances may also apply to such activities as construction of facilities, land use, waste disposal, road use and noise levels.

These laws and regulations are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct our business in a manner that safeguards public health and mitigates the environmental effects of our business activities. To comply with these laws and regulations, some of which are discussed below, we have made, and in the future may be required to make, significant capital and operating expenditures.

The COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT OF 1980, as amended ("CERCLA"), imposes strict, joint, and several liability on parties associated with releases or threats of releases of hazardous substances. Liable parties include, among others, the current owners and operators of facilities at which hazardous substances were disposed or released into the environment and past owners and operators of properties who owned such properties at the time of such disposal or release. This liability could include response costs for removing or remediating the release and damages to natural resources. The properties in which we have certain interests, because of past mining activities, could give rise to potential liability under CERCLA.

Mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, such as crushers and storage facilities, and from mobile sources such as trucks and heavy construction equipment. All of these sources are subject to review, monitoring, permitting, and/or control requirements under the federal CLEAN AIR ACT and related state air quality laws. Air quality permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the permitting conditions.

Under the federal CLEAN WATER ACT, point-source discharges are regulated by the National Pollution Discharge Elimination System program. Storm water discharges also are regulated and permitted under that statute. Section 404 of the CLEAN WATER ACT regulates the discharge of dredge and fill material into waters of the United States, including wetlands. All of those programs may impose permitting and other requirements on our operations.

The NATIONAL ENVIRONMENTAL POLICY ACT ("NEPA") requires an assessment of the environmental impacts of major federal actions. The federal action requirement must be satisfied if the project involves federal land or if the federal government provides financing or permitting approvals. NEPA does not establish any substantive standards, but requires the analysis of any potential impacts. The scope of the assessment process depends on the size of the project. An Environmental Assessment ("EA") may be adequate for smaller projects. An Environmental Impact Statement, which is much more detailed and broader in scope than an EA, is required for larger projects. NEPA compliance requirements for any of our proposed projects could result in additional costs or delays.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at 123 W. 1st Street, Suite 675, Casper, Wyoming 82601.  We pay $5,400 a year for this location. Our telephone number is (307) 459-0571. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not presently own any real property.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since May 27. 2012 trading under the symbol “POWD.OB.”  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB since we began trading May 27, 2012 based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012 – High	---	---	---	---
2012 – Low	---	---	---	---
2013 – High	$1.00	---	---	---
2013 – Low	$1.00	---	---	---

Holders

As of March 21, 2013, an aggregate of 124,575,000 shares of our common stock were issued and outstanding and were owned by approximately 22 holders of record, based on information provided by our transfer agent.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Recent Sales of Unregistered Securities

During 2012, 275,000 shares of common stock were issued for board advisory services.  These shares were recorded at fair market value which totaled $68,750.

On February 15, 2012, the Company, entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands to issue 240,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of $60,000 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of February 15, 2012, at a price per Warrant Share of $1.25 per Warrant Share.

On May 18, 2012, the Company entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands to issue 400,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of $100,000 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3)

years commencing from the purchase date of May 18, 2012, at a price per Warrant Share of $1.25 per Warrant Share.

On September 19, 2012, the Company entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands to issue 300,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of $75,000 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of September 19, 2012, at a price per Warrant Share of $1.25 per Warrant Share.

On December 17, 2012, the Company entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands to issue 300,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of $75,000 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of December 17, 2012, at a price per Warrant Share of $1.25 per Warrant Share.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business Overview

Powder River Coal Corp., (the "Company") (f/k/a Titan Holding Group, Inc.,) a Florida corporation, was incorporated in October 2009, and provided marketing of KC 9000® primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest of the United States of America (the “U.S.”). In June 2011, the Company completed a change of control, which was followed by the company entering a new line of business in July 2011. The Company decided to engage in the business of acquiring, exploring and developing mineral properties. On October 20, 2011, the Company changed its name to Powder River Coal Corp., to better represent the new business direction of the Company. Powder River Coal Corp., intends to pursue an exploration program to develop its portfolio of properties with a view to establish sufficient mine bearing reserves.

In addition, the Company intends to identify and acquire further mineral assets with which to develop and grow its portfolio.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2012 $	December 31, 2011 $
Current Assets	76,252	41,096
Current Liabilities	102,565	112,234
Working Capital (Deficit)	(26,313)	(71,138)

Cash Flows

	December 31, 2012 $	December 31, 2011 $
Cash Flows used in Operating Activities	(293,864)	(91,107)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	310,000	102,203
Net decrease in Cash During Period	16,136	11,096

Results of Operations for the years ended December 31, 2012 and December 31, 2011

Revenues

The Company has not generated any revenues for the years ended December 31, 2012 and 2011.

Operating Expenses

The Company expenses for year ended December 31, 2012 and the year ended December 31, 2011, were $333,924 and $159,813, respectively.  Operating expenses increased in 2012 due to directors’ salaries, royalty expense, and increased operational activities in the new line of business.  We anticipate incurring further increased expenses once we begin exploration activities and will require additional funding to support our working capital needs.

Professional fees for the year ended December 31, 2012 and 2011 were $155,476 and $41,735, respectively.  Fees are associated with filing the appropriate forms with the Securities and Exchange Commission.  In addition, non-cash expense of $58,750 was recorded for stock-based compensation for consulting services.

Rents for the year ended December 31, 2012 and 2011 were $5,903 and $6,750, respectively.  Our rental expense is based on our current rental agreement, expiring in 2013.

Royalty expense is recognized per the agreement.  Currently we are committed for $60,000 payments, based on our land lease agreement.

Net loss for the year ended December 31, 2012 and 2011 was $333,924 and $159,813, respectively.

Financial Condition

Total assets.  Total assets at December 31, 2012 and 2011 were $136,252 and $101,096, respectively.  Total assets consist of cash, prepaid expenses and mineral properties.

Total liabilities.  Total liabilities at December 31, 2012 and 2011 were $102,565 and $132,234, respectively.  Total liabilities at December 31, 2012 consist of account payables of $15,362, dues to related parties of $7,203, current liabilities, common stock to be issued for mineral properties of $20,000 and accrued expenses of $60,000 for royalty payments due in relation to the mineral properties.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has a net loss from operations for the year ended December 31, 2012.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and exploration of our mineral concessions. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are not presently able to meet our obligations as they come due.  At December 31, 2012, we had working capital deficit of $26,313 or the amount by which our current liabilities exceed our current assets.  Our working capital deficit was due to the results of purchases of mineral properties.

Net cash used in and provided by operating activities for the year ended December 31, 2012 was $293,864.  Net cash used in investing activities for the year ended December 31, 2012 was $-0-.  Net cash provided by financing activities for the year ended December 31, 2012 was $310,000, generated from proceeds of sales of our common stock.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue expanding our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offerings of our company’s securities after the completion of this filing.  We would most likely rely upon the transaction exemptions from registration provided by Regulation S, Regulation D, and Rule 506 or conduct a private offering under Section 4(2) of the Securities Act of 1933.  See “Note 3 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.” Our plan is to acquire potential mineral producing properties by paying the bulk of the purchase price in our stock and to fund our operations through the private sale of our stock.  We have acquired several properties to date, but cannot give any assurance that we will be able to successfully sell stock at levels to meet our obligations under our property acquisition agreement.

Critical Accounting Policies:

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

Going Concern:

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financing:

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off Balance Sheet Arrangements:

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations:

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements:

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.,)

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

As of December 31, 2012

Report of Current Independent Registered Public Accounting Firm	F-1
Report of Previous Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2012 and 2011	F-3
Statement of Operations for the Years Ended December 31, 2012 and 2011 and for the Period from July 5, 2012 (date of Exploration Stage) to December 31, 2012	F-4
Statement of Stockholder’s Equity as of December 31, 2012	F-5
Statement of Cash Flows for the Years Ended December 31, 2012 and 2011 and for the Period from July 5, 2012 (date of Exploration Stage) to December 31, 2012	F-6
Notes to Financial Statements	F-7 to F-17

2451 N McMullen Booth Rd Ste. 308 Clearwater, FL 33759-1362 Main: (727) 444-1901 Cell: (727) 452-4803

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Powder River Coal Corp.

We have audited the accompanying balance sheets of Powder River Coal Corp., an exploration stage company,  ("the "Company") as of December 31, 2012 and the related statements of operations, shareholder’s deficit and cash flows for the years then ended and for the period July 5, 2011 (date of exploration state) through December 31, 2012. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powder River Coal Corp. as of December 31, 2012 and the results of their operations and their cash flows for the years then ended and for the period July 5, 2011 (date of exploration stage) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring operating losses, working capital deficiencies, negative cash flows from operating activities, adverse financial ratios, and a stockholders' deficit. Additionally, there is significant dependence on the success of a particular project. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

DKM Certified Public Accountants

Clearwater, FL

April 10, 2013

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

Peter Messineo, CPA

Palm Harbor FL

April 13, 2012

Powder River Coal Corp. (f/k/a Titan Holding Group, Inc.,) (AN EXPLORATION STAGE COMPANY) BALANCE SHEETS As of December 31, 2012 and 2011 (Audited)

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$27,232	$11,096
Prepaid expenses	49,020	30,000

Total Current Assets	76,252	41,096

MINERAL PROPERTIES
Mineral properties, net	60,000	60,000

Total Assets	$136,252	$101,096

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accruals	$15,362	$25,031
Royalties payable	60,000	60,000
Advances from related party	7,203	7,203
Current portion of long-term liabilities	20,000	20,000

Total Current Liabilities	102,565	112,234

LONG TERM LIABILITIES:
Long term liabilities	-	20,000

Total Liabilities	102,565	132,234

COMMITMENTS AND CONTINGENCIES (see note 9)

POWDER RIVER COAL CORP. STOCKHOLDERS’ EQUITY:
Preferred stock, $.0000001 par value: 250,000,000 shares authorized, one share issued and outstanding	-	-
Common Stock, $.0000001 par value. 300,000,000 shares authorized; 124,575,000 and 121,940,000 shares issued and outstanding, respectively	1	1
Additional paid-in capital	527,424	128,674
Accumulated deficit during exploration stage	(493,738)	(159,814)

Total Stockholders’ Equity	33,687	(31,139)

NONCONTROLLING INTEREST	-	-

Total Liabilities and Stockholders’ Deficit	$136,252	$101,095

See accompanying notes to the audited financial statements

Powder River Coal Corp.
(f/k/a Titan Holding Group, Inc.,)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS For the Years Ended December 31, 2012 and 2011, and For the Period July 5, 2011 (date of Exploration Stage) through December 31, 2012 (Audited)
			July 5, 2011
			(date of Exploration Stage)
	Year Ended	Year Ended	through
	December 31, 2012	December 31, 2011	December 31, 2012

Revenues earned during the exploration stage	$-	$-	$-

Operating expenses
Professional fees	155,476	41,735	197,212
Rents	5,903	6,750	12,653
Selling, general & administrative	110,745	81,328	192,073
Royalty Expense	61,800	30,000	91,800

Total operating expenses	333,924	159,813	493,738

LOSS FROM OPERATIONS	(333,924)	(159,813)	(493,738)

Net Loss before Income taxes	(333,924)	(159,813)	(493,738)

Income tax provision	-	-	-

Net loss	$(333,924)	$(159,813)	$(493,738)

Net loss per common share
- basic and diluted	$(0.00)	$(0.01)

Weighted common shares outstanding
- basic and diluted	123,071,706	21,834,028

See accompanying notes to the financial statements

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.,)

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF EQUITY (DEFICIT)

For the period  July 5, 2011 (date of exploration stage) through December 31  , 2012

(Audited)

										Deficit	Total
										Accumulated	Corp
	Preferred Stock			Common Stock		Additional		Accumulated		during the	Shareholder
	Number of			Number of		Paid-in		Earnings		Exploration	Equity
	Shares		Par	Shares	Par	Capital		(Deficit)		Stage	(Deficit)

Balance at July 5, 2011 (exploration)	---	$	---	140,000,000	$1	$39		$(40,866)	$	---	$(40,826)

Change in control, reverse merger	1		---	---	---	13,635		40,866		---	54,501

Surrender of 1,750,000 common shares on October 20, 2011	--		--	(24,500,000)	---	---		---		---	---

Equity units inclusive one common share and one warrant issued for cash on July 11, 2011 at $0.018 per unit	---		---	1,680,000	--	30,000		---		---	30,000

Equity units inclusive one common share and one warrant issued for cash on September 13, 2011 at $0. 018	---		---	1,400,000	--	25,000		---		---	25,000

Shares issued for mineral property acquisition	---		---	1,120,000	--	20,000		---		---	20,000

Equity units inclusive one common share and one warrant issued for cash on November 18, 2011 at $0. 018	---		---	2,240,000	--	40,000		---		---	40,000

Net loss	---		---	---	---	---		---		(159,814)	(159,814)

Balance at December 31, 2011	1		---	121,940,000	1	128,674		---		(159,814)	(31,139)

Shares issued for services	---		---	275,000	---	68,750		---		---	68,750

Equity units inclusive of one common share and one warrant issued for cash on February 7, 2012 at $0.25	---		---	240,000	---	60,000		---		---	60,000

Equity units inclusive of one common share and one warrant issued for cash on May 18, 2012 at $0.25	---		---	400,000	---	100,000		---		---	100,000

Equity units inclusive of one common share and one warrant issued for cash on September 19, 2012 at $0.25	---		---	300,000	---	75,000		---		---	75,000

Equity units inclusive of one common share and one warrant issued for cash on December 3, 2012 at $0.25	---		---	300,000	---	75,000		---		---	75,000

Shares issued for mineral property acquisition	---		---	1,120,000	--	20,000		---		---	20,000

Net loss	---		---	---	---	---		---		(333,924)	(333,924)

Balance at December 31, 2012	1	$	---	124,575,000,	$1	$527,424	$	---		$(493,738)	$33,787

See accompanying notes to the audited financial statements

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.,)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2011, and

For the Period  July 5, 2011 (date of exploration stage) through December 31  , 2012

(Unaudited)

						July 5, 2011 (date
		Year Ended		Year Ended		of exploration stage)
		December 31, 2012		December 31, 2011		Through December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(333,924)		$(159,813)		$(493,738)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services		58,750		---		58,750
Changes in operating assets and liabilities:
Prepaid expenses		(9,021)		---		(39,020)
Accounts payable and accruals		(9,669)		38,706		29,037
Royalties payable		-		30,000		60,000
Net cash used in operating activities		(293,864)		(91,107)		(384,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders		--		7,203		7,203
Proceeds from sale of common stock		310,000		95,000		405,000
Net cash provided by financing activities		310,000		102,203		412,203
NET CHANGE IN CASH		16,136		11,096		27,232
Cash at beginning of period		11,096		---		--
Cash at end of period		$27,232		$11,096		$27,232

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest	$	---	$	---	$	---
Income taxes paid	$	---	$	---	$	---

NON CASH FINANCING AND INVESTING ACTIVITIES:
Net liabilities assumed in reverse merger		$--		$13,675		$13,675
Mineral rights acquired in exchange for common stock		$--		$60,000		$60,000
Common shares issued for acquisition of mineral properties		$20,000		$20,000		$40,000

See accompanying notes to the audited financial statements

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

Powder River Coal Corp., a Florida corporation, (the "Company"), was incorporated October 2009 as Titan Holding Group, Inc. (“Titan”).  Titan provides marketing of KC 9000® oil treatment primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest of the United States of America (the “U.S.”).

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

Upon acquisition of certain coalmine, properties on July 27, 2011 the Company decided to engage in the business of acquiring, exploring and developing mineral properties.

On September 21, 2011, in a private equity transaction, Mr. Grant acquired the 6,000,000 (pre-split) (60%) shares of the company from Lanham and Lanham, LLC. The purchase price was $50,000.00 or $0.008 per share. Mr. Grant utilized his own funds for the purchase.  On November 25, 2011, the Company effectuated a fourteen-for-one (14-for-1) forward stock split.

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

The Company is headquartered in Casper, Wyoming.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

EXPLORATION STAGE COMPANY

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies. An exploration-stage company is an issuer that is engaged in the search for mineral deposits (reserves) which are not either in the development or production stage.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, common stock to be issued and mineral property payable, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

LONG-LIVED ASSETS

The Company follows ASC 360 for its long-lived assets. The Company’s long-lived assets, which include mineral properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $27,232 and $11,096 cash as of December 31, 2012 and 2011, respectively.

REVENUE RECOGNITION

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

MINERAL PROPERTIES

The Company follows ASC 930 for its mineral properties.  Mineral properties and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  General exploration costs and costs to maintain rights and leases, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

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

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all general exploration costs, if any, are being expensed.

SHARE-BASED EXPENSES

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  There have been no shares issued as compensation to date.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were share-based expenses of $58,750 and $0 for the periods ending December 31, 2012 and 2011, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2012.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of December 31, 2012.

BASIC INCOME (LOSS) PER SHARE

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the fiscal year ended December 31, 2012 and 2011 as they were anti-dilutive:

	For the year	For the year
	Ended	Ended
	December 31, 2012	December 31, 2011
Warrants issued on July 5, 2011 in connection with Private Placement inclusive of warrants to purchase 120,000 shares to the investor at $1.25 per share expiring three (3) years from date of issuance	1,680,000	1,680,000
Warrants issued on September 13, 2011 in connection with Private Placement inclusive of warrants to purchase 120,000 shares to the investor at $1.25 per share expiring three (3) years from date of issuance	1,400,000	1,400,000
Warrants issued on November 18, 2011 in connection with Private Placement inclusive of warrants to purchase 160,000 shares to the investor at $1.25 per share expiring three (3) years from date of issuance	2,240,000	2,240,000
Warrants issued on February 15, 2012 in connection with Private Placement inclusive of warrants to purchase 160,000 shares to the investor at $1.25 per share expiring three (3) years from date of issuance	240,000
Warrants issued on May 18, 2012 in connection with Private Placement inclusive of warrants to purchase 160,000 shares to the investor at $1.25 per share expiring three (3) years from date of issuance	400,000
Warrants issued on September 19, 2012 in connection with Private Placement inclusive of warrants to purchase 160,000 shares to the investor at $1.25 per share expiring three (3) years from date of issuance	300,000
Warrants issued on December 3, 2012 in connection with Private Placement inclusive of warrants to purchase 160,000 shares to the investor at $1.25 per share expiring three (3) years from date of issuance	300,000
Total potentially outstanding dilutive shares	6,560,000	5,320,000

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The more likely than not threshold is defined as having a likelihood of more than 50 percent.  This ASU is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard is no expected to impact our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards did not impact our financial position or results of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (ASC Topic 350) – Testing Goodwill for Impairment.” ASU No. 2011-08 amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011. Adoption of this guidance did not impact our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This standard was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance has not had a significant impact on the Company’s financial statements other than the prescribed change in presentation.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard did not have a material impact on our financial position or results of operations.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $493,738 since its inception, has not yet produced revenues from operations, and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans and advances from investors.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

NOTE 4 - EMPLOYMENT AGREEMENTS

On October 11, 2011, the Company appointed Andrew D. Grant to the positions of Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors for the Company.  Mr. Grant’s employment contract was automatically extended through October 11, 2013.  Compensation is $6,500 per month, $78,000 annual base.

On February 29, 2012, the Company appointed James Robert Beaumont to the positions of Chairman of the Board of Directors.  Mr. Beaumont’s employment contract is for the one-year period through February 29, 2013, with automatic extension for a one-year period, compensation is $3,000 per month, $36,000 annual base.  In addition, the company will grant 25,000 restricted shares of common stock for each quarter in arrears from the signing of the agreement.

NOTE 5 - MINERAL PROPERTIES

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

In exchange for acquisition of the leasehold interests, Titan agreed to tender consideration to PRCI consisting of three million three hundred and sixty thousand (3,360,000) shares of Titan common stock deliverable over a period of twenty-seven (27) months.  Additionally, PRCI will retain a 10% Net Smelter Returns Royalty (“NSR”) on the gross mineral production. Regarding coal, the royalty will be 10% of value received when delivered to railhead or truck loading facility. PRCI also will be paid an annual advance royalty of twenty thousand dollars ($20,000) per section ($60,000 total) as annual payment to keep leases in full force and effect. This payment is subject to an annual increase based on inflation. Finally, Titan will provide a payment to PRCI equal to the State of Wyoming annual $2/acre lease payment (due annually on February 1st) at least 60 days before the amount is due. If PRCI makes the payment on behalf of Titan, double the amount is due back to PRCI within 30 days of notice or the lease is null and void. Notice must be served to Titan by PRCI.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is dependent on the majority stockholder and officer for periodic advances to fund minimal operating cash flows.  No written or oral commitment exists in regard to future funding needs. The amounts advanced are temporary in nature, evidenced and secured by demand notes with no repayment terms and is non-interest bearing.  As of December 31, 2012 and 2011, the Company was indebted to the stockholder in the amount of $7,203 for both years.

NOTE 7 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2012 and 2011 the Company has net operating loss carry forwards of $333,924 and $159,813, respectively which will expire at various dates from 2021 to 2022.The loss results in deferred tax assets of approximately $114,000 and $54,300 at December 31, 2012 and 2011 and at the effective statutory rates.  The deferred tax asset has been offset by an equal valuation allowance.

NOTE 8 - SHAREHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 300,000,000 shares with a par value of $0.0000001.  There were 124,575,000 and 121,940,000 shares of common stock issued and outstanding at December 31, 2012 and at December 31, 2011, respectively.

On July 5, 2011, Titan Holding Group, Inc. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands to issue 1,680,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of US $30,000.00. Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of July 5, 2011, at a price per Warrant Share of US $17.50 per Warrant Share.

On September 13, 2011, Titan Holding Group, Inc. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands to issue 1,400,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of US $25,000.00. Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of September 13, 2011, at a price per Warrant Share of US$17.50 per Warrant Share.

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

On November 18, 2011, Powder River Coal Corp. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., an entity maintaining its principal address at Trust Company Complex, Ajeltake Road, Ajeltake Island, Marshall Islands to issue 2,240,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of US $40,000.00. Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of November 18, 2011, at a price per Warrant Share of US $17.50 per Warrant Share.

On February 15, 2012, Powder River Coal Corp. entered into a Subscription Agreement with Evpatoria Holdings, Ltd.,  to issue 240,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of $60,000 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of February 15, 2012, at a price per Warrant Share of $1.25 per Warrant Share.

On May 18, 2012, Powder River Coal Corp. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., to issue 400,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of $100,000 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of May 18, 2012, at a price per Warrant Share of $1.25 per Warrant Share.

On September 19, 2012, Powder River Coal Corp. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., to issue 300,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of $75,000 ($0.25 per Unit).

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

On December 3, 2012, Powder River Coal Corp. entered into a Subscription Agreement with Evpatoria Holdings, Ltd., to issue 300,000 Units of the Company’s unregistered Securities (as hereinafter defined) at the aggregate price of $75,000 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of December 3, 2012, at a price per Warrant Share of $1.25 per Warrant Share.

During 2012, 275,000 shares of common stock were issued for board advisory services.  These shares were recorded at fair market value which totaled $68,750.  $10,000 of the total was recorded as prepaid expense for advisory services to be rendered in the first quarter of 2013.

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

(iv) Warrants issued during quarterly period ended December 31, 2012

For the period ended December 31, 2012, in connection with the sale of 300,000 shares of its common stock at $0.25 per share $75,000 in gross proceeds to the investor, the Company issued warrants to purchase 300,000 shares of its common stock exercisable at $1.25 per share earned and exercisable upon issuance expiring three (3) years from the date of issuance.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility	78.09%	*

Risk-free interest rate	0.34%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $75,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $56,113 and $18,887, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions

Exercise of warrants and warrants outstanding

For the year ended December 31, 2012, none of the warrants have been exercised and as of December 31, 2012 warrants to purchase 1,620,000 shares of Company common stock remain outstanding.

Summary of warrant activities

The table below summarizes the Company’s non-derivative warrant activities through December 31, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, December 31, 2011	5,320,000	$17.50	$17.55	$79,000	$-

Granted	1,240,000	$1.25	$1.25	$77,367	-

Canceled for cashless exercise	-	-	-	-	-

Exercised (Cashless)	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2012	6,560,000	$17.50-1.25	$14.43	$156,367	$-

Earned and exercisable, December 31, 2012	6,560,000	$17.50-1.25	$14.43	$156,637	$-

Unvested, December 31, 2012	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1.25	6,560,000	21.87	$14.43	6,560,000	1.87	$14.43

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

LEASE ARRANGEMENTS

During December 2011, the company entered into a sublease agreement to rent office space in Casper, Wyoming. The lease has no expiration date and the monthly rent is $450.

Rent expense for the year ended December 31, 2012 and 2011 was $5,452 and $6,750, respectively.

During 2012, the Company hired two Advisors for the Advisory Committee.  Each person is granted 20,000 restricted shares for each quarter services in advance from the signing of this agreement until terminated by wither party.  The Company issued a total of 200,000 shares of which 40,000 shares are issued for services to be rendered in 2013.  For the year ended $40,000 of advisory services were recorded in professional fees and $10,000 was record as a prepaid expense.

NOTE 10 - SUBSEQUENT EVENTS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in Registrant’s Certifying Accountant

(1) Previous Independent Auditors:

a.

On February 18, 2013, the Company was informed that our registered independent public accountant, Peter Messineo, CPA, of Palm Harbor Florida (“PM”) declined to stand for re-appointment. PM has merged his firm into the registered firm of Drake and Klein CPAs PA, as stated in (2) below.

b.

PM's report on the financial statements for the years ended December 31, 2011 and 2010, and for the period July 5, 2011 (date of exploration stage) through December 31, 2011 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

c.

Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial audit for the years ended December 31, 2011 and 2010 and including its review of financial statements of the quarterly periods through September 30, 2012 there have been no disagreements with PM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PM would have caused them to make reference thereto in their report on the financial statements. Through the interim period February 18, 2013 (the date of decline to stand for re-appointment of the former accountant), there have been no disagreements with PM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PM would have caused them to make reference thereto in their report on the financial statements.

d.

We have authorized PM to respond fully to the inquiries of the successor accountant

e.

During the years ended December 31, 2011 and 2010 and the interim period through February 18, 2013, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

f.

The Company provided a copy of the foregoing disclosures to PM prior to the date of the filing of this Report and requested that PM furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of such letter is filed as Exhibit 16.1 to this Form 8-K.

(2) New Independent Accountants:

a.

On February 18, 2013, the Company engaged Drake, Klein, Messineo, CPAs PA (“DKM”) of Clearwater, Florida, as its new registered independent public accountant. During the years ended December 31, 2011 and 2010 and prior to February 18, 2013 (the date of the new engagement), we did not consult with DKM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by DKM, in either case where written or oral advice provided by DKM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of December 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31,

2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B. OTHER INFORMATION

None.

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

Name	Age	Position	Date of Appointment
Andrew D. Grant	37	President(1), Chief Executive Officer(2), Chief Financial Officer(2), Principal Executive Officer(2), Principal Financial Officer(2), Principal Accounting Officer(2) and Director(1)	(1) June 17, 2011; (2) October 11, 2011
James R. Beaumont	57	Secretary and Chairman of the Board of Directors (3)	(3) February 29, 2011

Term of Office

Each of our officers is elected by the Company’s Board of Directors and their terms of office are at the discretion of the Board.  Our officers serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. At the present time, members of the Board of Directors are not compensated for their services to the Board

Background of Executive Officers and Directors

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

From 2008 to 2010, Mr. Grant served as a Third Party Service Delivery and Procurement Manager for a UK law firm, Addleshaw Goddard, where he led a major outsource program on behalf of the firm.  From 2010 through the present, he has worked as an independent business consultant in addition to developing his property business, which he has operated since 2003.

Mr. Grant is experienced at working in global blue chip organizations, across varying market sectors, has led, managed and delivered large-scale projects and controlled major budgets and resources. He has experience in negotiating and managing high dollar value contracts, controlling supplier and stakeholder relationships and communications, and working across both operational and geographical borders.  We believe that Mr. Grant’s substantial experience in international business endeavors for large corporate entities will provide necessary leadership as an officer and director for our Company.

Mr. Grant earned a postgraduate diploma in Information Technology and Management (MSc) from Sheffield Hallam University in September 2001 and earned an honors degree in Business Studies (BA) from Sheffield Hallam University, UK in July 2000.

James R. Beaumont.  Mr. Beaumont is an experienced property professional and seasoned veteran within the United Kingdom coal-mining industry.  A qualified Minerals Surveyor and member of the Royal Institution of Chartered Surveyors since 1990, Mr. Beaumont has over 30 years’ experience in deep shaft coal mining ranging back to the 1970s.

Mr. Beaumont worked for the British Coal Corporation (formally the National Coal Board), which oversaw the production of over 7.58 billion tons of United Kingdom coal production during its existence from 1947 to 1997.  Mr. Beaumont's involvement with the organization was in one of the largest coalfields in the United Kingdom: the South Yorkshire Coalfield, which has some of the richest and thickest seams in the whole of the United Kingdom.  During his 15 years with British Coal, Mr. Beaumont moved up from apprentice surveyor to assistant surveyor and then, having achieved his qualification, took on all duties related to surveying within a working coalmine, as well as staff management responsibilities.  We believe that Mr. Beaumont’s substantial experience in the coal industry will provide necessary technical expertise and leadership as an officer and director for our Company.

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

Family Relationships

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics that is applicable to our officers and directors. Our Code of Ethics was filed with the Securities Exchange Commission on August 18, 2010 as an exhibit to our original registration statement on Form S-1. Our Code of Ethics has not been amended since it was filed with the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the executive officers who served at the end of the fiscal year December 31, 2012, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have employment agreements with both of our Directors and Officers, Andrew D. Grant (1) and James R. Beaumont (2).  Mr. Beaumont was appointed to the Board of Directors in February 2012.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew D. Grant, President, CEO (1)	2011	19,500	-0-	-0-	-0-	-0-	-0-	-0-	19,500
	2012	78,000	-0-	-0-	-0-	-0-	-0-	-0-	78,000
James R. Beaumont, Secretary, Board of Directors	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	21,000	-0-	18,750	-0-	-0-	-0-	-0-	39,750

(1)  We signed an employment agreement with Andrew D. Grant on October 11, 2011.  The employment agreement is for a one-year term with automatic renewals in each successive year until either party terminates the agreement with written notice.  The employment agreement provides for annual salary compensation of $78,000.

(2)  In February 2012 we signed an employment with James R. Beaumont.  The employment agreement is for a one-year term with automatic renewals in each successive year until either party terminates the agreement with written notice.  The employment agreement provides for annual salary compensation of $36,000 and quarterly grants of 25,000 shares of the Company’s restricted common stock.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company

Outstanding Equity Awards at Fiscal Year-End

Other than Mr. Beaumont, no executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2012.

Director Compensation

Name and principal position	Year	Fees Earned ($)	Stock Awards ($)	Option Award(s) ($)	Non-equity incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All other compen- sation ($)	Total ($)
Andrew Grant	2012	78,000	-0-	-0-	-0-	-0-	-0-	78,000
	2011	19,500	-0-	-0-	-0-	-0-	-0-	19,500
James Beaumont	2012	21,000	18,750	-0-	-0-	-0-	-0-	39,750

We signed an employment agreement with Andrew D. Grant on October 11, 2011.  The employment agreement is for a one-year term with automatic renewals in each successive year until either party terminates the agreement with written notice.  The employment agreement provides for annual salary compensation of $78,000.

In February 2012, we signed an employment with James R. Beaumont.  The employment agreement is for a one-year term with automatic renewals in each successive year until either party terminates the agreement with written notice.  The employment agreement provides for annual salary compensation of $36,000 and quarterly grants of 25,000 shares of restricted Company common stock.

Compensation Committee Interlocks and Insider Participation

Currently our Board of Directors consists of Messrs. Andrew D. Grant and James R. Beaumont.  We are not actively seeking additional board members at this time.  At present, the Board of Directors has not established any committees.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2012 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Andrew D. Grant 123 W 1st Street, Suite 675 Casper, Wyoming 82601 (3)	Common	59,500,000	49.8%
James Beaumont (4)	Common	-0-	0%
All Officers and Directors as a Group	Common	59,500,000	49.8%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 121,580,000 issued and outstanding shares of common stock as of December 31, 2012.
(3)	Andrew Grant is a Director and the Company's President, CEO and CFO. His beneficial ownership includes 59,500,000 common shares.
(4)	James Beaumont is a Director and Secretary. His beneficial ownership includes -0- common shares.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship, which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, neither Andrew Grant nor James Beaumont are independent directors because they are also an executive officer of the Company.

Related Party Transactions

The Company is dependent on the majority stockholder and officer for periodic advances to fund minimal operating cash flows. No written or oral commitment exists in regard to future funding needs. The amounts advanced are temporary in nature, evidenced and secured by demand notes with no repayment terms and are non-interest bearing. As of December 31, 2012 and December 31, 2011, the Company was indebted to the stockholder in the amount of $7,203.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

▪

Disclosing such transactions in reports where required;

▪

Disclosing in any and all filings with the SEC, where required;

▪

Obtaining disinterested directors consent; and

▪

Obtaining shareholder consent where required

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14. Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

	Year Ended December 31,	Year Ended December 31
	2012	2011
Audit fees	5,900	3,500
Audit related fees	---	750
Tax fees	---	---
All other fees	---	---

Audit Fees

During the fiscal years ended December 31, 2012, we incurred approximately $5,900 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2012.

During the fiscal year ended December 31, 2011, we incurred approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $750, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.   EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 18, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Amendment to Articles of Incorporation	Filed with the SEC on October 31, 2011 as part of our Current Report on Form 8-K/A
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.01	Demand Note by and between the Company and Brian Kistler, dated October 9, 2009	Filed with the SEC on August 18, 2010 as part of our Registration Statement on Form S-1.
10.02	Sales Representative Agreement by and between the Company and Freedom Formulations, LLC, dated October 9, 2009	Filed with the SEC on August 18, 2010 as part of our Registration of Securities on Form S-1.
10.03	Property Purchase Agreement by and between the Company and Titan Holding Group, Inc. dated July 27, 2011	Filed with the SEC on August 1, 2011 as part of our Current Report on Form 8-K.
10.04	Employment Agreement by and between the Company and Andrew Grant, dated October 11, 2011	Filed herewith.
10.05	Employment Agreement by and between the Company and James Beaumont, dated February 29, 2012	Filed herewith.
10.06	Form Private Placement Agreement	Filed with the SEC on December 20, 2012 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on August 18, 2010 as part of our Registration Securities on Form S-1.
16.01	Representative Letter from Peter Messineo, CPA	Filed with the SEC on February 19, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWDER RIVER COAL CORP.

NAME	TITLE	DATE

/s/ Andrew D. Grant
Andrew D. Grant	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Director	April 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Andrew D. Grant
Andrew D. Grant	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, and Director	April 11, 2013

/s/ James R. Beaumont
James R. Beaumont	Chairman of the Board of Directors	April 11, 2013