Form 10-Q
period 2013-03-31
Powder River Coal Corp.
filed 2013-05-13
CIK 1499197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 13, 2013, there were 124,600,000 shares of the registrant’s $0.0000001 par value common stock issued and outstanding.

POWDER RIVER COAL CORPORATION*

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

2/17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

POWDER RIVER COAL CORP.

(f/k/a Titan Holding Group, Inc.,)

(An Exploration State Company)

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets at March 31, 2013 (Unaudited) and December 31, 2012 (Audited)	4

Statements of Operations for the Three Months Ended March 31, 2013, and 2012, (Unaudited) and the period July 5, 2011 (date of exploration stage) through March 31, 2013 (Unaudited)	5

Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (unaudited) and the period July 5, 2011 (date of exploration stage) through March 31, 2013 (Unaudited)	6

Notes to the Financial Statements	7

3/17

Powder River Coal Corp.
(f/k/a Titan Holding Group, Inc.,)
(AN EXPLORATION STATE COMPANY)
BALANCE SHEETS
	March 31, 2013	December 31, 2012 (audited)
ASSETS
CURRENT ASSETS:
Cash	$3,065	$27,232
Prepaid Expenses	26,521	49,020

Total Current Assets	29,586	76,252

MINERAL PROPERTIES:
Mineral properties, net	60,000	60,000

Total Assets	$89,586	$136,252

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accruals	$46,794	$15,362
Royalties payable	60,000	60,000
Advances from stockholders	7,203	7,203
Current portion of long-term liabilities	20,000	20,000
Total Current Liabilities	133,997	102,565

LONG TERM LIABILITIES:
Long term liabilities	-	-

Total Long Term Liabilities	-	-

Total Liabilities	133,997	102,565
COMMITMENTS AND CONTINGENCIES (see note 6)	-	-
POWDER RIVER COAL CORP. STOCKHOLDERS' EQUITY:
Preferred stock at $.0000001 par value. Authorized 250,000,000 shares, one share issued and outstanding	-	-
Common stock, $.0000001 par value. Authorized 300,000,000 shares, 124,600,000 and 124,575,000 shares
issued and outstanding, respectively	1	1
Additional paid-in capital	533,674	527,424
Stock payable	28,400	-
Accumulated deficit during exploration stage	(606,486)	(493,738)

Total Powder River Coal Corp. Stockholders' Equity	(44,411)	33,687
NONCONTROLLING INTEREST	-	-

Total Liabilities and Equity	$89,586	$136,252

See accompanying notes to the financial statements *On November 21, 2011, The Company enacted a 14 to 1 forward stock split

4/17

Powder River Coal Corp.
(f/k/a Titan Holding Group, Inc.,)
(AN EXPLORATION STATE COMPANY)
STATEMENTS OF OPERATIONS

			July 5, 2011
	Three Months Ended	Three Months Ended	(date of exploration stage)through
	March 31, 2013	March 31, 2012	March 31, 2013

Revenues earned during the exploration stage	$-	$-	$-

Operating expenses
Professional fees	52,184	42,350	249,396
Rents	1,350	1,853	14,003
Selling, general & administrative	44,106	30,598	236,179
Royalty Expense	15,000	15,000	106,800

Total operating expenses	112,640	89,801	606,378

LOSS FROM OPERATIONS	(112,640)	(89,801)	(606,378)

OTHER EXPENSE:
Interest expense	(108)	-	(108)

Net loss	$(112,748)	$(89,801)	$(606,486)

Net loss per common share
- basic and diluted	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	124,600,000	122,027,484

See accompanying notes to the financial statements *On November 21, 2011, The Company enacted a 14 to 1 forward stock split

5/17

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.,)

(AN EXPLORATION STATE COMPANY)

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013 and 2012, and

For the Period  July 5, 2011 (date of exploration stage) through March 31  , 2013

(Unaudited)

						July 5, 2011
		Three Months Ended		Three Months Ended		(date of exploration stage)
		March 31, 2013		March 31, 2012		Through March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(112,748)		$(89,801)		$(606,486)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services		16,250		10,000		85,000
Changes in operating assets and liabilities:
Prepaid expenses		12,499		7,763		(36,521)
Accounts payable and accruals		31,432		11,959		60,469
Royalties payable		--		--		60,000
Net cash used in operating activities		(52,567)		(60,079)		(437,538)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders		--		--		7,203
Proceeds from stock payable		28,400		--		28,400
Proceeds from sale of common stock		--		60,000		405,000
Net cash provided by financing activities		28,400		60,000		440,603
NET CHANGE IN CASH		(24,167)		(79)		3,065
Cash at beginning of period		27,232		11,096		--
Cash at end of period		$3,065		$11,017		$3,065

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest		$108	$	---		$108
Income taxes paid	$	---	$	---	$	---

NON CASH FINANCING AND INVESTING ACTIVITIES:
Net liabilities assumed in reverse merger		$--		$13,675		$13,675
Mineral rights acquired in exchange for common stock		$--		$60,000		$60,000
Common shares issued for acquisition of mineral properties		$--		$20,000		$40,000

See accompanying notes to the financial statements *On November 21, 2011, The Company enacted a 14 to 1 forward stock split

6/17

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.,)

(A Development Stage Entity)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Powder River Coal Corp. (f/k/a Titan Holdings Group, Inc. the “Company”), is a Florida corporation and was incorporated on October 9, 2009. The Company formerly provided marketing of KC 9000® primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest of the United States of America (the “U.S.”). The Company is currently an Exploration State Company under the provisions of Accounting Standards Codification (ASC) No. 915, Development Stage Entities. Since inception, the Company has produced almost no revenues and will continue to report as an Exploration State Company until significant revenues are produced. The Company’s principal activity is the acquisition, exploration and development of mineral properties in the United States of America.

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

The Company is headquartered in Casper, Wyoming.

7/17

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.  While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2012 filed in its annual report on Form 10-K. The Company is currently in the exploration state. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies. An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

CASH AND CASH EQUIVALENTS

The Company accounts for cash and cash equivalents under FASB ASC 305 “Cash and Cash Equivalents” and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents totaled $3,065 and $27,232 at March 31, 2013 and December 31, 2012, respectively.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences

8/17

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

SHARE-BASED EXPENSES

FASB ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

Share-based expense for the three months ended March 31, 2013 and 2012 was $16,250 and $10,000, respectively.

NOTE 4.  MINERAL PROPERTIES

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

In exchange for acquisition of the leasehold interests, Titan agreed to tender consideration to PRCI consisting of 3,360,000 shares of Titan common stock deliverable over a period of twenty-seven (27) months with a value of $60,000.  As of March 31, 2013, 1,120,000 shares have been issued and another 560,000 were to be issued in April 2012 as well as another additional 560,000 were to be issued in October 2012. As of March 31, 2013, 1,680,000 of the total 3,360,000 are remaining to be issued. The remaining shares are due as followed: (i) within 15 months of closing, 560,000 with a value of $10,000 to be issued, (ii) within 21 months of closing, 560,000 with a value of $10,000, and (iii) within 27 months of closing, 560,000 shares with a value of $10,000 to be issued.  Additionally, PRCI will retain a 10% Net Smelter Returns Royalty (“NSR”) on the gross mineral production. Regarding coal, the royalty will be 10% of value received when delivered to rail head or truck loading facility. PRCI also will be paid an annual advance royalty of twenty thousand dollars ($20,000) per section ($60,000 total) as annual payment to keep leases in full force and effect. This payment is subject to an annual increase based on inflation. Finally, Titan will provide a payment to PRCI equal to the State of Wyoming annual $2/acre lease payment (due annually on February 1st) at least 60 days before the amount is due. If PRCI makes the payment on behalf of Titan, double the amount is due back to PRCI within 30 days of notice or the lease is null and void. Notice must be served to Titan by PRCI.

NOTE  5. SHAREHOLDERS' EQUITY

In January 2013, 25,000 shares of common stock were issued for advisory services valued at $6,250.  This amount was recorded in professional fees.

During the first quarter, the Company received $28,400 a partial payment on a Subscription Agreement that has not been completed as of March 31, 2013.  The amount was recorded as a stock payable.

9/17

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

OFFICER AND DIRECTOR ARRANGEMENTS

During 2012, the Company hired two Advisors for the Advisory Committee.  Each person is granted 20,000 restricted shares for each quarter services in advance from the signing of this agreement until terminated by either party.  40,000 shares issued in advance in prior quarter have been expenses to professional fees during the first quarter in the amount of $10,000.  Another 25,000 shares were issued in the amount of $6,250 for advisory services which were recorded in professional fees.

NOTE 7.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

10/17

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors, which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2013 $	December 31, 2012 $
Current Assets	29,586	76,252
Current Liabilities	133,977	102,565
Working Deficit	(104,411)	(26,313)

Cash Flows

	March 31, 2013 $	March 31, 2012 $
Cash Flows used in Operating Activities	(52,567)	(60,079)
Cash Flows from Financing Activities	28,400	60,000
Cash Flows from (used in) Investing Activities	-0-	-0-
Net decrease in Cash During Period	(24,167)	(79)

Results of Operations for the three months ended March 31, 2013 and March 31, 2012.

Revenues

The Company has not generated any revenues for the periods ended March 31, 2013, and 2012.

Operating Expenses

The Company’s' operating expenses for three months ended March 31, 2013, and 2012, were $112,640 and $89,801, respectively. Operating expenses increased in 2013, due to professional fees’, and increased operational activities in the Company’s line of business.  We anticipate incurring further increased expenses once we begin exploration activities and will require additional funding to support our working capital needs.

Professional fees for the three months ended March 31, 2013, and 2012, were $52,184 and $42,350 respectively. Fees are associated with filing the appropriate forms with the Securities and Exchange Commission. We anticipate that these fees will remain constant in future periods.

Rents for the three months ended March 31, 2013, and 2012, were $1,350 and $1,853 respectively

11/17

Royalty expense is recognized per the agreement.  Currently we are committed for $60,000 annual payments, based on our land lease agreement.

Net loss for the three months ended March 31, 2013, and 2012, was $112,748 and $89,801, respectively.  The increase was primarily attributable to an increase in officer compensation and consulting fees appropriate for being a public company.

Financial Condition

Total assets. Total assets at March 31, 2013, and December 31, 2012, were $89,586 and $136,252, respectively.  The decrease is due to normal operating expenses but with minimal cash funds. Total assets consist of cash, prepaid expenses and mineral properties.

Total liabilities.  Total liabilities at March 31, 2013, and December 31, 2012, were $133,997 and $102,565, respectively. The increase was primarily attributable to an increase in operating expenses with minimal cash funds.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has a net loss from operations for the three months ended March 31, 2013, and 2012, of $112,748 and $89,801, respectively.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and exploration of its mineral concessions. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due.  At March 31, 2013, we had working capital deficit of $104,411.  Our working capital deficit was due to the results of purchases of mineral properties.

Net cash used in operating activities for the three months ended March 31, 2013, and 2012, was $52,567 and $60,079, respectively.  Net cash used in investing activities for the nine months ended March 31, 2013, and 2012, was $0 and $0, respectively.  In 2012, we purchased the mineral properties.  The cash provided by financing activities is due to the Company’s sale of Common Stock during the three months ended March 31, 2012, as compared to no sales of the Company’s Common Stock during the three months ended March 31, 2013.  However, in 2013, the Company received partial payment of $28,400 for a subscription agreement that has not been fully executed as of March 31, 2013.

Cash Flow from Operating Activities

During the period ended March 31, 2013, the Company used $52,567 of cash for operating activities compared to the use of $60,079 of cash for operating activities during the period ended March 31, 2012. The decrease in net cash used for operating activities was due to the fact that the Company had limited cash flows during the year.

Cash Flow from Financing Activities

During the period ended March 31, 2013, the Company had $28,400 of cash from financing activities compared to proceeds of $60,000 for the period ended March 31, 2012.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

12/17

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

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to

13/17

ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 11, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

During January 2013, the Company issued 25,000 shares of its restricted common stock to advisors, for advisory services.

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Changes in Registrant’s Certifying Accountant

History of auditor changes:

Our financial statements were previously audited by the firm of Peter Messineo, CPA (“PM”).  In December 2012, Peter Messineo, CPA merged into the firm known as DKM Certified Public Accountants (“DKM”).  DKM has audited our most recent financial statement, December 31, 2012.  In April 2013, the agreement of DKM and PM was terminated.  The successor firm named in (2) is a continuation of the original audit firm (PM).

14/17

(1) Previous Independent Auditors:

a.

On April 29, 2013, the Company dismissed the registered independent public accountant, DKM Certified Public Accountants, of Clearwater Florida (“DKM”).

b.

DKM's report on the financial statements for the year ended December 31, 2012 and for the period July 5, 2011 (date of exploration stage) through December 31, 2012 (December 31, 2011 was audited by PM) contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

c.

Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial audit for the year ended December 31, 2012, and through the current date, there have been no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DKM would have caused them to make reference thereto in their report on the financial statements. Through the interim period April 29, 2013 (the date of dismissal), there have been no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DKM would have caused them to make reference thereto in their report on the financial statements.

d.

We have authorized DKM to respond fully to the inquiries of the successor accountant

e.

During the year ended December 31, 2012 and the interim period through April 29, 2013, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

f.

The Company provided a copy of the foregoing disclosures to DKM prior to the date of the filing of this Report and requested that DKM furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report.  A copy of such letter is filed as Exhibit 16.1 to this Form 8-K.

(2) New Independent Accountants:

a.

On April 29, 2013, the Company engaged Messineo & Co, CPAs, LLC (“M&Co”) of Clearwater, Florida, as its new registered independent public accountant. During the year ended December 31, 2012 and 2011 (note: the engagement partner of M&Co was the principal auditor, Peter Messineo CPA, for the years December 31, 2011 and 2010, and the engagement partner in the firm DKM for the year ended December 31, 2012) and prior to April 29, 2013 (the date of the new engagement), we did not consult with M&Co regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by M&Co, in either case where  written or oral advice provided by M&Co would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

15/17

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 18, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Amendment to Articles of Incorporation	Filed with the SEC on October 31, 2011 as part of our Current Report on Form 8-K/A
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.01	Demand Note by and between the Company and Brian Kistler, dated October 9, 2009	Filed with the SEC on August 18, 2010 as part of our Registration Statement on Form S-1.
10.02	Sales Representative Agreement by and between the Company and Freedom Formulations, LLC, dated October 9, 2009	Filed with the SEC on August 18, 2010 as part of our Registration of Securities on Form S-1.
10.03	Property Purchase Agreement by and between the Company and Titan Holding Group, Inc. dated July 27, 2011	Filed with the SEC on August 1, 2011 as part of our Current Report on Form 8-K.
10.04	Employment Agreement by and between the Company and Andrew Grant, dated October 11, 2011	Filed with the SEC on April 11, 2013, as part of our Annual Report on Form 10-K.
10.05	Employment Agreement by and between the Company and James Beaumont, dated February 29, 2012	Filed with the SEC on April 11, 2013, as part of our Annual Report on Form 10-K.
10.06	Form Private Placement Agreement	Filed with the SEC on December 20, 2012 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on August 18, 2010 as part of our Registration Securities on Form S-1.
16.01	Representative Letter from Peter Messineo, CPA	Filed with the SEC on February 19, 2013 as part of our Current Report on Form 8-K.
16.02	Letter from DKM Certified Public Accountants, dated April 29, 2013.	Filed with the SEC on April 30, 2013, as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

16/17

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWDER RIVER COAL CORP.
Dated: May 13, 2013	/s/ Andrew Grant
ANDREW GRANT
Its: President, Chief Executive Officer, Chief Financial Officer, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 13, 2013	/s/ Andrew Grant
By: ANDREW GRANT Its: Director
Dated: May 13, 2013
/s/ James R. Beaumont By: JAMES R. BEAUMONT Its: Director

17/17