Form 10-Q
period 2013-06-30
Powder River Coal Corp.
filed 2013-08-14
CIK 1499197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 9, 2013, there were 125,000,000 shares of the registrant’s $0.0000001 par value common stock issued and outstanding.

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

Part I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

POWDER RIVER COAL CORP.

(f/k/a Titan Holding Group, Inc.,)

(An Exploration State Company)

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012 (Audited)	4

Condensed Statements of Operations for the Six and Three Months Ended June 30, 2013, and 2012, (Unaudited) and the period July 5, 2011 (date of exploration stage) through June 30, 2013 (Unaudited)	5

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (unaudited) and the period July 5, 2011 (date of exploration stage) through June 30, 2013 (Unaudited)	6

Notes to the Condensed Financial Statements	7

Powder River Coal Corp.
(f/k/a Titan Holding Group, Inc.,)
(AN EXPLORATION STATE COMPANY)
CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$-	$27,232
Prepaid Expenses	8,678	49,020

Total Current Assets	8,678	76,252

MINERAL PROPERTIES:
Mineral properties	60,000	60,000

Total Assets	$68,678	$136,252

LIABILITIES AND EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accruals	$29,727	$15,362
Royalties payable	60,000	60,000
Advances from related party	7,203	7,203
Current portion of long-term liabilities	20,000	20,000
Total Current Liabilities	116,930	102,565

Total Liabilities	116,930	102,565

COMMITMENTS AND CONTINGENCIES (see note 7)	-	-
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $.0000001 par value. Authorized 250,000,000 shares, one share issued and outstanding	-	-
Common stock, $.0000001 par value. Authorized 300,000,000 shares, 125,000,000 and 124,575,000 shares issued and outstanding, respectively	12	12
Additional paid-in capital	623,663	527,413
Accumulated deficit during exploration state	(671,927)	(493,738)

Total Stockholders' Equity (Deficit)	(48,252)	33,687

Total Liabilities and Equity	$68,678	$136,252

See accompanying notes to the condensed unaudited financial statements *On November 21, 2011, The Company enacted a 14 to 1 forward stock split

Powder River Coal Corp.
(f/k/a Titan Holding Group, Inc.,)
(AN EXPLORATION STATE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

					July 5, 2011 (date of exploration state) through June 30, 2013
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues earned during the exploration stage	$-	$-	$-	$-	$-

Operating expenses
Professional fees	15,764	53,495	67,948	95,844	265,160
Rents	1,350	1,350	2,700	3,203	15,353
Selling, general & administrative	33,413	15,070	77,519	45,669	269,592
Royalty Expense	15,000	15,000	30,000	30,000	121,800

Total operating expenses	65,527	84,915	178,167	174,716	671,905

LOSS FROM OPERATIONS	(65,527)	(84,915)	(178,167)	(174,716)	(671,905)

OTHER EXPENSE:
Interest expense	(27)	-	(135)	-	(135)
Foreign currency transaction gain (loss)	113	-	113	-	113

Net loss	$(65,441)	$(84,915)	$(178,189)	$(174,716)	$(671,927)

Net loss per common share
- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	124,781,978	122,839,112	124,691,492	122,839,112

See accompanying notes to the condensed unaudited financial statements *On November 21, 2011, The Company enacted a 14 to 1 forward stock split

Powder River Coal Corp. (f/k/a Titan Holding Group, Inc.,) (AN EXPLORATION STATE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

			July 5, 2011
			(date of exploration state)
	Six Months Ended June 30,		Through June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(178,189)	$(174,716)	$(671,927)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services	16,250	20,000	85,000
Changes in operating assets and liabilities:
Receivable other	-	(10,000)	-
Prepaid expenses	30,342	25,273	(18,678)
Accounts payable and accruals	14,365	19,381	43,402
Royalties payable	-	-	60,000
Net cash used in operating activities	(117,232)	(120,062)	(502,203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	-	7,203
Proceeds from sale of common stock	90,000	160,000	495,000
Net cash provided by financing activities	90,000	160,000	502,203
NET CHANGE IN CASH	(27,232)	39,938	-
Cash at beginning of period	27,232	11,096	-
Cash at end of period	$-	$51,034	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest	$135	$-	$135
Income taxes paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Net liabilities assumed in reverse merger	$-	$-	$13,675
Mineral rights acquired in exchange for common stock	$-	$-	$60,000
Common shares issued for acquisition of mineral properties	$-	$10,000	$40,000

See accompanying notes to the condensed unaudited financial statements

Powder River Coal Corp.

(f/k/a Titan Holding Group, Inc.,)

(A Development State Entity)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Powder River Coal Corp. (f/k/a Titan Holdings Group, Inc. the “Company”), is a Florida corporation and was incorporated on October 9, 2009. The Company formerly provided marketing of KC 9000® primarily to independent producers, refiners of petroleum products and other market participants located in the Midwest of the United States of America (the “U.S.”). The Company is currently an exploration state company under the provisions of Accounting Standards Codification (ASC) No. 915, Development Stage Entities. Since inception, the Company has produced no revenues and will continue to report as an exploration state company until significant revenues are produced. The Company’s principal activity is the acquisition, exploration and development of mineral properties in the United States of America.

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

On June 17, 2011, we appointed Andrew D. Grant as a member of the board of directors and as president, secretary and treasurer for the Company.  Mr. Grant was named Chief Executive Officer of the Company on October 11, 2011. Mr. Grant loaned the Company $7,203 in 2011; the amount has not been repaid by the Company.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.  While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2012 filed in its annual report on Form 10-K. The Company is currently in the exploration state. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies. An exploration-state company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

CASH AND CASH EQUIVALENTS

The Company accounts for cash and cash equivalents under FASB ASC 305 “Cash and Cash Equivalents” and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents totaled $0 and $27,232 at June 30, 2013 and December 31, 2012, respectively.

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

Share-based expense for the six months ended June 30, 2013 and 2012 was $16,250 and $20,000, respectively.

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 4.  PREPAID EXPENSE

Prepaid expense totaled $8,678 and $49,020 at June 30, 2013 and December 31, 2012.  At June 30, 2013 prepaid expense consisted of various prepaid subscription contracts.  At December 31, 2012 prepaid expense consisted of various prepaid subscription contracts and prepaid royalty expense.

NOTE 5.  MINERAL PROPERTIES

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

In exchange for acquisition of the leasehold interests, Titan agreed to tender consideration to PRCI consisting of 3,360,000 shares of Titan common stock deliverable over a period of twenty-seven (27) months with a value of $60,000.  As of June 30, 2013, 1,120,000 shares have been issued and another 560,000 were to be issued in April 2012 as well as another additional 560,000 were to be issued in October 2012. As of June 30, 2013, 1,680,000 of the total 3,360,000 are remaining to be issued. The remaining shares are due as followed: (i) within 15 months of closing, 560,000 with a value of $10,000 to be issued, (ii) within 21 months of closing, 560,000 with a value of $10,000, and (iii) within 27 months of closing, 560,000 shares with a value of $10,000 to be issued.  Additionally, PRCI will retain a 10% Net Smelter Returns Royalty (“NSR”) on the gross mineral production. Regarding coal, the royalty will be 10% of value received when delivered to rail head or truck loading facility. PRCI also will be paid an annual advance royalty of twenty thousand dollars ($20,000) per section ($60,000 total) as annual payment to keep leases in full force and effect. This payment is subject to an annual increase based on inflation. Finally, Titan will provide a payment to PRCI equal to the State of Wyoming annual $2/acre lease payment (due annually on February 1st) at least 60 days before the amount is due. If PRCI makes the payment on behalf of Titan, double the amount is due back to PRCI within 30 days of notice or the lease is null and void. Notice must be served to Titan by PRCI.

NOTE 6.  ROYALTIES PAYABLE

The Company is to pay an annual advance royalty of sixty thousand ($60,000) to keep the mineral property lease in effect.  The royalty payment is subject to an annual increase based on inflation and is due on the anniversary of the signing of the contract.  Royalty payable totals $60,000 as of June 30, 2013 and December 31, 2012.

NOTE 7.  RELATED PARTY TRANSACTIONS

Related party transactions totaled $7,203 at June 30, 2013 and December 31, 2012 and consisted of advances from the Company’s sole officer.

NOTE 8. SHAREHOLDERS' EQUITY

PREFERRED STOCK

The Company has authorized 250,000,000 preferred shares with a par value of $0.0000001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as of June 30, 2013 and December 31, 2012.

COMMON STOCK

The Company has authorized 300,000,000 common shares with a par value of $0.0000001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Since July 5, 2011 (date of exploration state) to June 30, 2013, the Company has issued 125,000,000 common shares.

There were 125,000,000 and 124,575,000 common shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.

During the period ended June 30, 2013, we issued the following amounts of common stock:

•         In January 2013, 25,000 shares of common stock were issued for advisory services valued at $6,250.  This amount was recorded in professional fees.

•         On May 16, 2013, the Company entered into a Subscription Agreement with Evpatoria Holdings, Ltd., to issue 360,000 Units of the Company’s unregistered Securities at the aggregate price of $90,000 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of May 16, 2013, at a price per Warrant Share of $1.25 per Warrant Share.  Evpatoria Holdings had paid $28,400 of the $90,000 in February 2013 resulting in a stock payable.

WARRANTS

                As of June 30, 2013, the Company has issued 1,980,000 warrants that are vested and remain outstanding. The following is a breakdown of the warrants:

Warrants	Exercise price	Date Issued	Term
120,000	$1.25	July 2, 2011	3 years
100,000	$1.25	September 13, 2011	3 years
160,000	$1.25	November 11, 2011	3 years
240,000	$1.25	February 15, 2012	3 years
400,000	$1.25	May 18, 2012	3 years
300,000	$1,25	September 19, 2012	3 years
300,000	$1.25	December 3, 2012	3 years
360,000	$1.25	May 16, 2013	3 years

The Company has no stock option plan or other potentially dilutive securities.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

OFFICER AND DIRECTOR ARRANGEMENTS

During 2012, the Company hired two Advisors for the Advisory Committee.  The agreement provides for pro-rata payment of $1,000 per day for Advisory Board Meetings attendance.  Additionally, each advisor is granted 20,000 restricted common shares in advance for each quarter served  from the signing of this agreement and until terminated by either party.  40,000 shares issued in advance in prior quarter have been expensed to professional fees during the first quarter in the amount of $10,000.

On February 29, 2012, the Company entered into an employment agreement with a new Chairman of the Board of Directors.  The agreement automatically extends beyond the initial one-year term. The agreement provides for a monthly salary of $3,000 per month and 25,000 restricted common shares for each quarter served which are granted in arrears.  Another 25,000 shares were issued in the amount of $6,250 for advisory services which were recorded in professional fees.

NOTE 10.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2013 $	December 31, 2012 $
Current Assets	8,678	76,252
Current Liabilities	116,930	102,565
Working Capital Deficit	(108,252)	(26,313)

Cash Flows

	June 30, 2013 $	June 30, 2012 $
Cash Flows used in Operating Activities	(117,232)	(120,062)
Cash Flows from Financing Activities	90,000	160,000
Cash Flows from (used in) Investing Activities	-0-	-0-
Net increase (decrease) in Cash During Period	(27,232)	39,938

Results of Operations for the three and six months ended June 30, 2013 and 2012.

Revenues

The Company has not generated any revenues from July 5, 2011 (date of exploration stage) through the period ended June 30, 2013.

Operating Expenses

The Company’s operating expenses for three months ended June 30, 2013 and 2012 were $65,527 and $84,915, respectively.  The Company’s operating expenses for six months ended June 30, 2013 and 2012 were $178,167 and $174,716, respectively.  Operating expenses for the six months, ended June 30, 2013 increased approximately 2% from the same period in 2012. We anticipate incurring further increased expenses once we begin exploration activities and will require additional funding to support our working capital needs.

Professional fees for the three months ended June 30, 2013 and 2012 were $15,764 and $53,495, respectively. Professional fees for the six months ended June 30, 2013 and 2012 were $67,948 and $95,844, respectively.  Professional fees for the six months ended June 30, 2013 decreased approximately 29% from the same period in 2012.  The drop was primarily from lower legal fees in the current period.  Fees are associated with filing the appropriate forms with the Securities and Exchange Commission. We anticipate that these fees, as incurred in the period ended June 30, 2013, will remain constant in future periods.

Rents for the three months ended June 30, 2013 and 2012 were $1,350.  Rents for the six months ended June 30, 2013 and 2012 were $2,700 and $3,203, respectively

Royalty expense is recognized per the agreement.  Currently we are committed for $60,000 payments, based on our land lease agreement.

Net loss for the three months ended June 30, 2013 and 2012 was $65,441 and $84,915, respectively.  Net loss for the six months ended June 30, 2013 and 2012 was $178,189 and $174,176, respectively. The increase was primarily attributable to an increase in officer compensation and consulting fees appropriate for being a public company.

Financial Condition

Total assets. Total assets at June 30, 2013, and December 31, 2012, were $68,678 and $136,252, respectively.  The decrease is due to normal operating expenses but with minimal cash funds. Total assets consist of cash, prepaid expenses and mineral properties.

Total liabilities.  Total liabilities at June 30, 2013, and December 31, 2012, were $116,930 and $102,565, respectively. The increase was primarily attributable to an increase in operating expenses with minimal cash funds.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company has a net loss from operations for the six months ended June 30, 2013, and 2012, of $178,167 and $174,716, respectively.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due.  At June 30, 2013, we had working capital deficit of $108,252.  Our working capital deficit was due to the results of purchases of mineral properties and the lack of current assets due to limited cash on hand and the use the expensing of most of our prepaid expenses during the current period.

Net cash used in operating activities for the six months ended June 30, 2013, and 2012, was $117,232 and $120,062, respectively.  Net cash used in investing activities for the six months ended June 30, 2013, and 2012, was $0 and $0, respectively.   The sum of cash provided by financing activities is due to the Company’s sales of $90,000 in Common Stock during the six months ended June 30, 2013, as compared to $160,000 in sales of the Company’s Common Stock during the six months ended June 30, 2012.

Cash Flow from Operating Activities

During the period ended June 30, 2013, the Company used $117,232 of cash for operating activities compared to the use of $120,062 of cash for operating activities during the period ended June 30, 2012. The cash used for operating activities was consistent to what was used in the previous period.

Cash Flow from Financing Activities

During the period ended June 30, 2013, the Company had $90,000 of cash from financing activities compared to proceeds of $160,000 for the period ended June 30, 2012.

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2013 and December 31, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Material weaknesses noted were: lack of a functioning audit committee; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and, management is dominated by a single individual/small group without adequate compensating controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On May 16, 2013, the Company entered into a Subscription Agreement to issue 360,000 Units of the Company’s unregistered Securities at the aggregate price of $90,000 ($0.25 per Unit). Each Unit consists of one share of common stock of the Company and one common share purchase warrant subject to adjustment.  One Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock of the Company, as presently constituted, for a period of three (3) years commencing from the purchase date of May 16, 2013, at a price per Warrant Share of $1.25 per Warrant Share.

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

                Not Applicable.

ITEM 5. OTHER INFORMATION

                None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 18, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Amendment to Articles of Incorporation	Filed with the SEC on October 31, 2011 as part of our Current Report on Form 8-K/A
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.01	Demand Note by and between the Company and Brian Kistler, dated October 9, 2009	Filed with the SEC on August 18, 2010 as part of our Registration Statement on Form S-1.
10.02	Sales Representative Agreement by and between the Company and Freedom Formulations, LLC, dated October 9, 2009	Filed with the SEC on August 18, 2010 as part of our Registration of Securities on Form S-1.
10.03	Property Purchase Agreement by and between the Company and Titan Holding Group, Inc. dated July 27, 2011	Filed with the SEC on August 1, 2011 as part of our Current Report on Form 8-K.
10.04	Employment Agreement by and between the Company and Andrew Grant, dated October 11, 2011	Filed with the SEC on April 11, 2013, as part of our Annual Report on Form 10-K.
10.05	Employment Agreement by and between the Company and James Beaumont, dated February 29, 2012	Filed with the SEC on April 11, 2013, as part of our Annual Report on Form 10-K.
10.06	Private Placement Agreement	Filed with the SEC on December 20, 2012 as part of our Current Report on Form 8-K.
10.07	Private Placement Agreement	Filed with the SEC on May 17, 2013 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on August 18, 2010 as part of our Registration Securities on Form S-1.
16.01	Representative Letter from Peter Messineo, CPA	Filed with the SEC on February 19, 2013 as part of our Current Report on Form 8-K.
16.02	Letter from DKM Certified Public Accountants, dated April 29, 2013.	Filed with the SEC on April 30, 2013, as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

POWDER RIVER COAL CORP.
Dated: August 13, 2013	/s/ Andrew Grant
ANDREW GRANT
Its: President, Chief Executive Officer, Chief Financial Officer, and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 13, 2013	/s/ Andrew Grant
By: ANDREW GRANT Its: Director
Dated: August 13, 2013
/s/ James R. Beaumont By: JAMES R. BEAUMONT Its: Director