Form 10-Q
period 2013-09-30
Powder River Coal Corp.
filed 2014-01-27
CIK 1499197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of January 17, 2014, there were 126,315,000 shares of the registrant’s $0.0000001 par value common stock issued and outstanding.

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

Part I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

POWDER RIVER COAL CORP.

(f/k/a Titan Holding Group, Inc.,)

(An Exploration State Company)

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012 (Audited)	4

Condensed Statements of Operations for the Nine and Three Months Ended September 30, 2013, and 2012, (Unaudited) and the period July 5, 2011 (date of exploration state) through September 30, 2013 (Unaudited)	5

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited) and the period July 5, 2011 (date of exploration state) through September 30, 2013 (Unaudited)	6

Notes to the Condensed Financial Statements	7

Powder River Coal Corp.
(f/k/a Titan Holding Group, Inc.,)
(AN EXPLORATION STATE COMPANY)
CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$4,398	$27,232
Prepaid Expenses	60,479	49,020

Total Current Assets	64,877	76,252

MINERAL PROPERTIES:
Mineral properties	60,000	60,000

Total Assets	$124,877	$136,252

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accruals	$25,661	$15,362
Royalties payable	131,333	60,000
Advances from related party	7,203	7,203
Other current liability	45,000	20,000
Total Current Liabilities	209,197	102,565

Total Liabilities	209,197	102,565

COMMITMENTS AND CONTINGENCIES (see note 7)	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0000001 par value. Authorized 250,000,000 shares, one share issued and outstanding	-	-
Common stock, $0.0000001 par value. Authorized 300,000,000 shares, 125,690,000 and 124,575,000 shares issued and outstanding, respectively	13	12
Additional paid-in capital	676,162	527,413
Accumulated deficit during exploration state	(760,495)	(493,738)

Total Stockholders' Equity (Deficit)	(84,320)	33,687

Total Liabilities and Stockholders' Equity	$124,877	$136,252

See accompanying notes to the condensed unaudited financial statements
*On November 21, 2011, The Company enacted a 14 to 1 forward stock split

Powder River Coal Corp.
(f/k/a Titan Holding Group, Inc.,)
(AN EXPLORATION STATE COMPANY)
CONDENSEDS STATEMENTS OF OPERATIONS
(Unaudited)

					July 5, 2011 (date of exploration state) through September 30,

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Operating expenses
Professional fees	25,520	41,882	109,718	137,727	306,930
Rents	1,350	1,350	4,050	4,553	16,703
Selling, general & administrative	21,855	32,769	99,261	78,437	291,334
Royalty Expense	15,913	15,000	53,593	45,000	145,393
Total operating expenses	64,638	91,001	266,622	265,717	760,360

LOSS FROM OPERATIONS	(64,638)	(91,001)	(266,622)	(265,717)	(760,360)

OTHER EXPENSE:
Interest expense	-	-	(135)	-	(135)

Net loss	$(64,638)	$(91,001)	$(266,757)	$(265,717)	$(760,495)

Net loss per common share
- basic and diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted common shares outstanding
- basic and diluted	125,600,380	123,281,270	$125,165,696	$123,281,270

See accompanying notes to the financial statements
*On November 21, 2011, The Company enacted a 14 to 1 forward stock split

Powder River Coal Corp.
(f/k/a Titan Holding Group, Inc.,)
(AN EXPLORATION STATE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			July 5, 2011 (date of exploration state) through September 30,

	Nine Months Ended September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(266,757)	$(265,717)	$(760,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	48,750	42,500	107,500
Net liabilities assumed in reverse merger	-	-	13,675
Changes in operating assets and liabilities:
Prepaid expenses	(11,459)	39,535	(50,479)
Accounts payable and accruals	10,299	2,622	25,661
Other current liabilities	35,000	-	35,000
Royalties payable	71,333	-	131,333
Net cash used in operating activities	(112,834)	(181,060)	(497,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	-	7,203
Proceeds from sale of common stock	90,000	235,000	495,000
Net cash provided by financing activities	90,000	235,000	502,203

NET CHANGE IN CASH	(22,834)	53,940	4,398
Cash at beginning of period	27,232	11,096	-
Cash at end of period	$4,398	$65,036	$4,398

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$135	$-	$135
Income taxes paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for acquisition of mineral properties	$10,000	$10,000	$50,000

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013.  While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2012 filed in its annual report on Form 10-K. The Company is currently in the exploration state. All activities of the Company to date relate to its organization, initial funding and share issuances.  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies. An exploration-state company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

CASH AND CASH EQUIVALENTS

The Company accounts for cash and cash equivalents under FASB ASC 305 “Cash and Cash Equivalents” and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents totaled $4,398 and $27,232 at September 30, 2013 and December 31, 2012, respectively.

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

Share-based expense for the nine months ended September 30, 2013 and 2012 was $48,750 and $42,500, respectively.

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

NOTE 4.  PREPAID EXPENSES

Prepaid expenses consisted of:

	September 30, 2013	December 31, 2012

Mineral property royalty accrual (note 5)	$47,740	$30,000
Common stock issued for advisory services	10,000	10,000
Other prepaid expenses	2,739	9,020
Total prepaid expenses	$60,479	$49,020

NOTE 5.  MINERAL PROPERTIES

On July 27, 2011, Powder River Coal Corp.(“Powder River” or the “Company”), formerly Titan Holdings Group, Inc., entered into a Property Purchase Agreement (the “Agreement”) with Powder River Coal Investments, Inc. (“PRCI”) a corporation maintaining its principal place of business at Wisniowy Business Park, Budynek E-ul, Ilzecka 26, Warsaw, 02-135, Poland. Pursuant to the Agreement, Powder River agreed to purchase from PRCI, certain leasehold interests relating to three (3) sections/parcels of property that include coal deposits and are located in Campbell County, Wyoming.

In exchange for acquisition of the leasehold interests, Powder River agreed to tender consideration to PRCI consisting of 3,360,000 shares of the Company’s common stock deliverable over a period of twenty-seven (27) months with a value of $60,000, as follows:

	Shares	Value
Upon signing of the agreement and transfer of title	-	$-
On or before October 27, 2011, within 3 months of closing (paid)	1,120,000	20,000
On or before April 27, 2012, within 9 months of closing (paid)	560,000	10,000
On or before October 27, 2012, within 15 months of closing (paid)	560,000	10,000
On or before April 27, 2013, within 21 months of closing (paid)	560,000	10,000
On or before October 27, 2013, within 21 months of closing (paid)	560,000	10,000
Total	3,360,000	$60,000

As of September 30, 2013, 2,800,000 shares have been issued.

Additionally, PRCI will retain a 10% Net Smelter Returns Royalty (“NSR”) on the gross mineral production. Regarding coal, the royalty will be 10% of value received when delivered to rail head or truck loading facility. PRCI also will be paid an annual advance royalty of twenty thousand dollars ($20,000) per section ($60,000 total) as annual payment to keep leases in full force and effect. This payment is subject to an annual increase based on inflation. Finally, Powder will provide a payment to PRCI equal to the State of Wyoming annual $2/acre lease payment (due annually on February 1st) at least 60 days before the amount is due. If PRCI makes the payment on behalf of Powder River, double the amount is due back to PRCI within 30 days of notice or the lease is null and void. Notice must be served to the Company by PRCI.

NOTE 6.  LEASEHOLD EXPENSES PAYABLE

Royalty

The Company is to pay an annual advance royalty of sixty thousand ($60,000) to keep the mineral property lease in effect.  The royalty payment is subject to an annual increase based on inflation and is due on the anniversary of the signing of the contract.  Royalty payable totals $123,653 and $60,000 at September 30, 2013 and December 31, 2012, respectively.

Other

Other leasehold expense payable totals $7,680 and $0 at  September 30, 2013 and December 31, 2012, respectively.  This amount is owed to PRCI for the State of Wyoming annual $2/acre lease payment.

Total leasehold expenses payable are $131,333 and $60,000 at September 30, 2013 and December 31, 2012, respectively.

NOTE 7.  OTHER CURRENT LIABILITIES

Other current liabilities totaled $45,000 and $20,000 at September 30, 2013 and December 31, 2012.  The balance at September 30, 2013 consisted of $10,000 for the  mineral rights property and a $35,000 note payable with no repayment terms.

The balance of other current liabilities at December 31, 2012, consisted solely of $20,000 for the  mineral rights property acquisition.

NOTE 8.  RELATED PARTY TRANSACTIONS

Related party transactions totaled $7,203 at September 30, 2013 and December 31, 2012 and consisted of advances from the Company’s sole officer.

NOTE 9. SHAREHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK

The Company has 250,000,000 authorized preferred shares with a par value of $0.0000001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There was one (1) preferred share issued and outstanding as of September 30, 2013 and December 31, 2012.

COMMON STOCK

The Company has 300,000,000 authorized common shares with a par value of $0.0000001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

There were 125,690,000 and 124,575,000 common shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.

During the period ended September 30, 2013, we issued the following amounts of common stock:

Stock issued for advisory services and employee compensation:

Date	Number of Shares	Value of Services
January 2013	25,000	$6,250
March 2013	40,000	$10,000
May 2013	25,000	$6,250
June 2013	40,000	$10,000
August 2013	25,000	$6,250
September 2013	40,000	$10,000
Total	195,000	$48,750

Stock issued for cash:

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

WARRANTS

As of September 30, 2013, the Company has issued 1,760,000 warrants that remain outstanding. The following is a breakdown of the warrants:

Warrants	Exercise price	Date Issued	Term
160,000	$1.25	November 11, 2011	3 years
240,000	$1.25	February 15, 2012	3 years
400,000	$1.25	May 18, 2012	3 years
300,000	$1,25	September 19, 2012	3 years
300,000	$1.25	December 3, 2012	3 years
360,000	$1.25	May 16, 2013	3 years
1,760,000

The Company has no stock option plan or other potentially dilutive securities.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

OFFICER AND DIRECTOR ARRANGEMENTS

On December 15, 2011, the Company hired two Advisors for the Advisory Committee.  The agreement provides for pro-rata payment of $1,000 per day for Advisory Board Meetings attendance.  Additionally, each advisor is granted 20,000 restricted common shares in advance for each quarter served from the signing of this agreement and until terminated by either party.

On February 29, 2012, the Company entered into an employment agreement with a new Chairman of the Board of Directors.  The agreement automatically extends beyond the initial one-year term. The agreement provided for a monthly salary of $3,000 and 25,000 restricted common shares for each quarter served which are granted in arrears.  As of March 2013, the agreement was modified and no longer provides for a monthly salary of $3,000.

NOTE 9.  SUBSEQUENT EVENTS

On October 30, 2013, the Company issued 560,000 shares of its restricted common stock, valued at $10,000, to Powder River Coal Investments,  per the terms of the Property Purchase Agreement (see Note 5).

On November 30, 2013, we issued 25,000 shares of restricted common stock, valued at $6,250, for employee compensation.

On December 14, 2013, we issued 40,000 shares of restricted common stock, valued at $10,000, for board of directors’ advisory services.

Management has evaluated subsequent events through the date the financial statements were issued.  Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2013 $	December 31, 2012 $
Current Assets	64,877	76,252
Current Liabilities	209,197	102,565
Working Capital Deficit	(144,320)	(26,313)

Cash Flows

	September 30, 2013 $	September 30, 2012 $
Cash Flows used in Operating Activities	(112,834)	(181,060)
Cash Flows from Financing Activities	90,000	235,000
Cash Flows from (used in) Investing Activities	-	-
Net increase (decrease) in Cash During Period	(22,834)	53,940

Results of Operations for the three months ended September 30, 2013 and 2012.

Revenues

The Company has not generated any revenues from July 5, 2011 (date of exploration stage) through the period ended September 30, 2013.

Operating Expenses

The Company’s operating expenses for three months ended September 30, 2013 and 2012 were $64,638 and $91,001, respectively.   Operating expenses for the three months ended September 30, 2013 decreased approximately 29% from the same period in 2012.  The decrease for the three months ended was primarily due to a reduction in both professional fees and general and administrative costs. We anticipate incurring increased expenses once we begin exploration activities and will require additional funding to support our working capital needs.

Professional fees for the three months ended September 30, 2013 and 2012 were $25,520 and $41,882, respectively. Professional fees for the three months ended September 30, 2013 decreased approximately 39% from the same period in 2012.  The drop was primarily from lower legal fees in the current period.  Fees are associated with filing the appropriate forms with the Securities and Exchange Commission. We anticipate that these fees, as incurred in the period ended September 30, 2013, will remain constant in future periods.

Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2013 and 2012 were $21,855 and $32,769, respectively. SG&A expenses for the three months ended September 30, 2013 decreased $10,914 or approximately 33% from the same period in 2012.  The drop was primarily from a decrease in payroll expense of $12,000 from the same period in 2012. This decrease in payroll was offset somewhat by increases of approximately $3,000 from office expenses not incurred in 2012.

Net loss for the three months ended September 30, 2013 and 2012 was $64,638 and $91,001, respectively.  Net loss for the three months ended September 30, 2013 decreased approximately 29% from the same period in 2012.  This decrease was primarily from the decrease of SG&A and professional fees for the three months ended September 30, 2013, as compared to the same period in 2012.

Results of Operations for the nine months ended September 30, 2013 and 2012.

Operating Expenses

The Company’s operating expenses for nine months ended September 30, 2013 and 2012 were $266,622 and $265,717, respectively.  Operating expenses for the nine months ended September 30, 2013 was relatively unchanged, from the same period in 2012.  The decrease in professional fees was offset by increases in general and administrative costs and royalty expense. We anticipate incurring increased expenses once we begin exploration activities and will require additional funding to support our working capital needs.

Professional fees for the nine months ended September 30, 2013 and 2012 were $109,718 and $137,727, respectively. Professional fees for the nine months ended September 30, 2013 decreased approximately 20%, from the same period in 2012.  The drop was primarily from lower legal fees in the current period.  Fees are associated with filing the appropriate forms with the Securities and Exchange Commission. We anticipate that these fees, as incurred in the period ended September 30, 2013, will remain constant in future periods.

Selling, general and administrative fees for the nine months ended September 30, 2013 and 2012 were $99,261 and $78,437, respectively. Selling, general and administrative fees for the nine months ended September 30, 2013 increased approximately 27%, from the same period in 2012.  The increase was primarily from website fees of approximately $12,000 in the current period.

Net loss for the nine months ended September 30, 2013 and 2012 was $266,757 and $265,717, respectively.  For the nine months ended September 30, 2013 operating expenses were relatively unchanged from the same period ended 2012.  During the last quarter both SG&A and professional fees dropped significantly as compared to the same quarter in 2012, however, these savings were not realized over the entire nine-month period ended September 30, 2013.  For the nine-months ended September 30, 2013, professional fees decreased as compared to 2012, however, SG&A increased at a greater rate to offset any savings.

Financial Condition

Total assets. Total assets at September 30, 2013, and December 31, 2012, were $124,877 and $136,252, respectively.  The decrease of approximately 8% is due to normal operating expenses but with minimal cash funds. Total assets consist of cash, prepaid expenses and mineral properties.

Total liabilities.  Total liabilities at September 30, 2013, and December 31, 2012, were $209,197 and $102,565, respectively. The increase, of approximately 104% was primarily attributable to an increase in lease expenses payable by the current amount owing of $63,653 and a short term non-interest bearing loan of $35,000.

Liquidity and Capital Resources

Liquidity

The Company has a net loss from operations for the nine months ended September 30, 2013, and 2012, of $266,622 and $265,717, respectively.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products.

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2013 and December 31, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Material weaknesses noted were: lack of a functioning audit committee; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and, management is dominated by a single individual/small group without adequate compensating controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

During the quarter ended September 30 2013, the Company issued 20,000 shares of its restricted common stock to each of the two advisors to the board, for advisory services, as per the terms of the Advisory Agreement.

During the quarter ended September 30 2013, the Company issued 20,000 shares of its restricted common stock to the Advisor to the Board, for advisory services totaling 40,000 shares and per terms of their advisory agreements.

During the quarter ended September 30 2013, the Company issued 25,000 shares of its restricted common stock to an employee, per his employment agreement.

2. Subsequent Issuances:

Subsequent issuances totaled 625,000 shares of restricted common stock.

On October 30, 2013, the Company issued 560,000 shares of its restricted common stock, to Powder River Coal Investments, per the terms of the Property Purchase Agreement, dated July 27, 2011(see note 5).

On November 30, 2013 and December 14, 2013, we issued 40,000 and 25,000 shares of restricted common stock, respectively, per terms of advisory and employment agreements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

                Not Applicable.

ITEM 5. OTHER INFORMATION

                None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 18, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Amendment to Articles of Incorporation	Filed with the SEC on October 31, 2011 as part of our Current Report on Form 8-K/A
3.02	Bylaws	Filed with the SEC on June 11, 2010 as part of our Registration Statement on Form S-1.
10.01	Demand Note by and between the Company and Brian Kistler, dated October 9, 2009	Filed with the SEC on August 18, 2010 as part of our Registration Statement on Form S-1.
10.02	Sales Representative Agreement by and between the Company and Freedom Formulations, LLC, dated October 9, 2009	Filed with the SEC on August 18, 2010 as part of our Registration of Securities on Form S-1.
10.03	Property Purchase Agreement by and between the Company and Titan Holding Group, Inc. dated July 27, 2011	Filed with the SEC on August 1, 2011 as part of our Current Report on Form 8-K.
10.04	Employment Agreement by and between the Company and Andrew Grant, dated October 11, 2011	Filed with the SEC on April 11, 2013, as part of our Annual Report on Form 10-K.
10.05	Employment Agreement by and between the Company and James Beaumont, dated February 29, 2012	Filed with the SEC on April 11, 2013, as part of our Annual Report on Form 10-K.
10.06	Private Placement Agreement	Filed with the SEC on December 20, 2012 as part of our Current Report on Form 8-K.
10.07	Private Placement Agreement	Filed with the SEC on May 17, 2013 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on August 18, 2010 as part of our Registration Securities on Form S-1.
16.01	Representative Letter from Peter Messineo, CPA	Filed with the SEC on February 19, 2013 as part of our Current Report on Form 8-K.
16.02	Letter from DKM Certified Public Accountants, dated April 29, 2013.	Filed with the SEC on April 30, 2013, as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

POWDER RIVER COAL CORP.
Dated: January 24, 2014	/s/ Andrew Grant
ANDREW GRANT
Its: Chief Executive Officer and Chief Financial Officer